Form 10-Q
period 1996-09-30
CHESTER BANCORP INC
filed 1996-11-01
CIK 1010838

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                        Commission file number:  000-21167

                              Chester Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   37-1359570
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

  1112 State Street, Chester, Illinois                                  62233
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (618) 826-5038

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 2,182,125 on October 31, 1996.

================================================================================

                                    FORM 10-Q
                                      Index
                                                                     Page Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

Balance Sheets .............................................................   2
Statements of Income .......................................................   3
Statement of Retained Earnings .............................................   5
Statements of Cash Flows ...................................................   6
Notes to Financial Statements ..............................................   7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...................   8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..................................................  15
Item 2. Changes in Securities ..............................................  15
Item 3. Defaults upon Senior Securities ....................................  15
Item 4. Submission of Matters to a Vote of Securities Holders ..............  15
Item 5. Other Information ..................................................  15
Item 6. Exhibits and Reports on Form 8-K ...................................  15

Signature...................................................................  16

Exhibit Index...............................................................  17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements provided herein are for Chester Savings Bank, FSB (the "Bank"), which is the predecessor of Chester Bancorp, Inc. (the "Company") prior to October 4, 1996.

                                                      CHESTER SAVINGS BANK, FSB
                                                           Balance Sheets
                                              September 30, 1996 and December 31, 1995
                                                             (Unaudited)
                                                                                                    September 30,      December 31,
                                   Assets                                                                1996              1995
                                   ------                                                          ---------------   ---------------

Cash ...........................................................................................   $     3,104,378   $     1,773,061
Interest-bearing deposits ......................................................................        15,614,926         3,493,066
Federal funds sold .............................................................................         6,000,000         5,400,000
                                                                                                   ---------------   ---------------
         Total cash and cash equivalents .......................................................        24,719,304        10,666,127
Certificates of deposit ........................................................................         1,284,602         9,761,774
Investment securities:
  Available for sale, at market value ..........................................................        21,933,637         6,524,190
  Held to maturity, at cost ....................................................................        29,155,184        31,821,755
Mortgage-backed securities:
  Available for sale, at market value ..........................................................         2,119,155         2,207,139
  Held to maturity, at cost ....................................................................        14,973,166        13,205,662
Loans receivable, net ..........................................................................        55,977,059        57,021,009
Accrued interest receivable ....................................................................         1,051,037           636,592
Real estate acquired by foreclosure, net .......................................................           104,607           209,248
Stock in  Federal Home Loan Bank, at cost ......................................................           622,000           604,300
Office property and equipment, net .............................................................         1,771,237         1,843,286
Deferred tax asset, net ........................................................................           230,279              --
Other assets ...................................................................................           829,603           279,910
                                                                                                   ---------------   ---------------
                                                                                                   $   154,770,870   $   134,780,992
                                                                                                   ===============   ===============
                      Liabilities and Retained Earnings
                      ---------------------------------

Savings deposits ...............................................................................   $   122,358,325   $   106,717,849
Securities sold under agreements to repurchase .................................................        18,340,000        15,000,000
Accrued interest on savings deposits ...........................................................            86,995           314,060
Accrued interest on securities sold under agreements to repurchase .............................            59,248           141,938
Advance payments by borrowers for taxes and insurance ..........................................           717,183           573,009
Income taxes payable ...........................................................................            97,619            36,252
Deferred tax liability, net ....................................................................              --             103,886
Accrued expenses and other liabilities .........................................................         1,056,582           181,551
                                                                                                   ---------------   ---------------
         Total liabilities .....................................................................       142,715,952       123,068,545
                                                                                                   ---------------   ---------------
Commitments and contingencies Retained earnings - substantially restricted:
         Unappropriated ........................................................................        11,989,178        11,676,334
         Unrealized gain on securities available
           for sale, net of tax ................................................................            65,740            36,113
                                                                                                   ---------------   ---------------
                  Total retained earnings ......................................................        12,054,918        11,712,447
                                                                                                   ---------------   ---------------
                                                                                                   $   154,770,870   $   134,780,992
                                                                                                   ===============   ===============

                                      See accompanying notes to unaudited financial statements

                                                      CHESTER SAVINGS BANK, FSB
                                                        Statements of Income
                                           Three Months Ended September 30, 1996 and 1995
                                                             (Unaudited)
                                                                                                          Three Months Ended
                                                                                                             September 30,
                                                                                                  ----------------------------------
                                                                                                        1996               1995
                                                                                                  ---------------    ---------------

Interest income:
         Loans receivable .....................................................................   $     1,192,969    $     1,258,064
         Mortgage-backed securities ...........................................................           279,930            244,709
         Investment securities ................................................................           680,246            543,958
         Interest-bearing deposits and federal funds sold .....................................           178,546            214,529
         Other ................................................................................            10,467              9,542
                                                                                                  ---------------    ---------------
                  Total interest income .......................................................         2,342,158          2,270,802
                                                                                                  ---------------    ---------------
Interest expense:
         Savings deposits .....................................................................         1,033,611          1,406,978
         Securities sold under agreements to repurchase .......................................           333,753              2,145
                                                                                                  ---------------    ---------------
                  Total interest expense ......................................................         1,367,364          1,409,123
                                                                                                  ---------------    ---------------
                  Net interest income .........................................................           974,794            861,679
Provision for loan losses .....................................................................             2,500              3,495
                                                                                                  ---------------    ---------------
         Net interest income after provision for loan losses ..................................           972,294            858,184
                                                                                                  ---------------    ---------------
Noninterest income:
         Late charges and other fees ..........................................................            29,073             25,836
         Gain on sale of investment securities, net ...........................................            17,397             25,796
         Gain on sale of mortgage-backed securities, net ......................................              --               45,919
         Other ................................................................................             7,983              9,939
                                                                                                  ---------------    ---------------
                  Total noninterest income ....................................................            54,453            107,490
                                                                                                  ---------------    ---------------
Noninterest expense:
         Compensation and employee benefits ...................................................           350,628            292,165
         Occupancy ............................................................................            88,326             80,621
         Data processing ......................................................................            38,156             40,994
         Advertising ..........................................................................            16,026             13,919
         Federal insurance premiums ...........................................................            62,395             71,109
         SAIF special assessment ..............................................................           812,498               --
         Other ................................................................................           130,371            107,554
                                                                                                  ---------------    ---------------
                  Total noninterest expense ...................................................         1,498,400            606,362
                                                                                                  ---------------    ---------------
                  Income (loss) before income tax expense (benefit) ...........................          (471,653)           359,312
Income tax expense (benefit) ..................................................................          (237,869)            86,000
                                                                                                  ---------------    ---------------
                  Net income (loss) ...........................................................   $      (233,784)   $       273,312
                                                                                                  ===============    ===============

                                      See accompanying notes to unaudited financial statements.

                                                      CHESTER SAVINGS BANK, FSB
                                                        Statements of Income
                                            Nine Months Ended September 30, 1996 and 1995
                                                             (Unaudited)
                                                                                                        Nine Months Ended
                                                                                                           September 30,
                                                                                                  ----------------------------------
                                                                                                       1996               1995
                                                                                                  ---------------    ---------------
Interest income:
         Loans receivable .....................................................................   $     3,659,559    $     3,752,168
         Mortgage-backed securities ...........................................................           816,155            720,357
         Investment securities ................................................................         1,857,194          1,636,683
         Interest-bearing deposits and federal funds sold .....................................           523,920            641,694
         Other ................................................................................            29,447             28,027
                                                                                                  ---------------    ---------------
                  Total interest income .......................................................         6,886,275          6,778,929
                                                                                                  ---------------    ---------------
Interest expense:
         Savings deposits .....................................................................         3,319,706          4,100,531
         Securities sold under agreements to repurchase .......................................           686,961              2,145
                                                                                                  ---------------    ---------------
                  Total interest expense ......................................................         4,006,667          4,102,676
                                                                                                  ---------------    ---------------
                  Net interest income .........................................................         2,879,608          2,676,253
Provision for loan losses .....................................................................            17,500              6,482
                                                                                                  ---------------    ---------------
         Net interest income after provision for loan losses
                                                                                                        2,862,108          2,669,771
                                                                                                  ---------------    ---------------
Noninterest income:
         Late charges and other fees ..........................................................            81,562             74,269
         Loss on sale of certificates of deposit ..............................................           (53,714)              --
         Gain on sale of investment securities, net ...........................................            24,234            127,399
         Gain on sale of mortgage-backed securities, net ......................................              --               45,919
         Other ................................................................................            31,318             23,780
                                                                                                  ---------------    ---------------
                  Total noninterest income ....................................................            83,400            271,367
                                                                                                  ---------------    ---------------
Noninterest expense:
         Compensation and employee benefits ...................................................           996,469            836,061
         Occupancy ............................................................................           228,388            224,059
         Data processing ......................................................................           116,850            120,879
         Advertising ..........................................................................            35,939             42,154
         Federal insurance premiums ...........................................................           185,381            221,064
         SAIF special assessment ..............................................................           812,498               --
         Other ................................................................................           313,759            304,197
                                                                                                  ---------------    ---------------
                  Total noninterest expense ...................................................         2,689,284          1,748,414
                                                                                                  ---------------    ---------------
                  Income (loss) before income tax expense (benefit) ...........................           256,224          1,192,724
Income tax expense (benefit) ..................................................................           (56,620)           297,000
                                                                                                  ---------------    ---------------
                  Net income (loss) ...........................................................   $       312,844    $       895,724
                                                                                                  ===============    ===============

                                      See accompanying notes to unaudited financial statements.

                                                      CHESTER SAVINGS BANK, FSB
                                                   Statement of Retained Earnings
                                                Nine Months Ended September 30, 1996
                                                             (Unaudited)
                                                                                                      Unrealized
                                                                                                       gain on
                                                                                                      securities
                                                                                                     available for   Total retained
                                                                                   Unappropriated  sale, net of tax      earnings
                                                                                  ---------------  ----------------  ---------------

Balance, December 31, 1995 .....................................................  $    11,676,334  $        36,113  $    11,712,447
Net income .....................................................................          312,844             --            312,844
Change in unrealized gain on securities available for sale, net of tax .........             --             29,627           29,627
                                                                                  ---------------  ---------------  ---------------

Balance, September 30, 1996 ....................................................  $    11,989,178  $        65,740  $    12,054,918
                                                                                  ===============  ===============  ===============

                                      See accompanying notes to unaudited financial statements.

                                                      CHESTER SAVINGS BANK, FSB
                                                      Statements of Cash Flows
                                            Nine months ended September 30, 1996 and 1995
                                                             (Unaudited)
                                                                                                 September 30,       September 30,
                                                                                                      1996                1995
                                                                                                ---------------     ---------------

Cash flows from operating activities:
  Net income ...............................................................................    $       312,844     $       895,724
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment ....................................................             88,548              90,138
        Deferred fees, discounts, and premiums .............................................             64,793              81,759
      (Increase) decrease in accrued interest receivable ...................................           (414,445)            (98,524)
      Increase (decrease) in accrued interest payable ......................................           (309,755)            336,599
      Increase (decrease) in income taxes, net .............................................           (294,486)            113,357
      Loss on sale of certificates of deposit ..............................................             53,714                --
      Gain on sale of investment securities, net ...........................................            (24,234)           (127,399)
      Gain on sale of mortgage-backed securities, net ......................................               --               (45,919)
      Provision for loan losses ............................................................             17,500               6,482
      FHLB stock dividend ..................................................................               --                (9,100)
      Net change in other assets and other liabilities .....................................            325,338            (225,213)
                                                                                                ---------------     ---------------
        Net cash provided by (used in) operating activities ................................           (180,183)          1,017,904
                                                                                                ---------------     ---------------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable .......................................................................         13,315,244          13,807,985
    Mortgage-backed securities .............................................................          1,472,270           1,195,000
  Proceeds from the maturity of certificates of deposit ....................................          3,939,000           9,334,432
  Proceeds from the maturity of investment securities ......................................         46,575,000           6,823,981
  Proceeds from the sale of certificates of deposit ........................................          4,486,286                --
  Proceeds from the sale of investment securities ..........................................          8,013,672          18,197,569
  Proceeds from the sale of mortgage-backed securities .....................................               --             2,409,229
  Cash invested in:
    Loans receivable .......................................................................        (12,206,485)        (12,220,512)
    Mortgage-backed securities .............................................................         (2,972,500)         (4,200,859)
    Investment securities ..................................................................        (67,499,078)        (28,076,503)
    Certificates of deposit ................................................................               --            (1,414,000)
    Federal Home Loan Bank stock ...........................................................            (17,700)               --
  Proceeds from sales of real estate acquired through
    foreclosure ............................................................................             19,500               4,716
  Purchase of office properties and equipment ..............................................            (16,499)            (15,370)
                                                                                                ---------------     ---------------
        Net cash provided by (used in) investing activities ................................         (4,891,290)          5,845,668
                                                                                                ---------------     ---------------
Cash flows from financing activities:
  Increase (decrease) in savings deposits ..................................................         (6,180,774)        (22,252,349)
  Increase in securities sold under agreements to repurchase ...............................          3,340,000          15,000,000
  Stock subscriptions ......................................................................         21,821,250                --
  Increase (decrease) in advance payments by borrowers for
    taxes and insurance ....................................................................            144,174            (321,132)
                                                                                                ---------------     ---------------
        Net cash provided by (used in) financing
          activities .......................................................................         19,124,650          (7,573,481)
                                                                                                ---------------     ---------------
        Net increase (decrease) in cash and cash
          equivalents ......................................................................         14,053,177            (709,909)
Cash and cash equivalents, beginning of period .............................................         10,666,127           7,243,306
                                                                                                ---------------     ---------------
Cash and cash equivalents, end of period ...................................................    $    24,719,304     $     6,533,397
                                                                                                ===============     ===============

Supplemental information:
  Interest paid ............................................................................    $     4,316,422     $     3,766,077
  Income taxes paid ........................................................................    $           231     $       157,740

Noncash investing and financing activities:
  Loans transfered to real estaste acquired by foreclosure .................................    $        77,724     $        97,272
  Interest credited to savings deposits ....................................................    $     2,580,423     $     2,756,733

                                      See accompanying notes to unaudited financial statements.

                            Chester Savings Bank, FSB

                    Notes to Financial Statements (unaudited)


(1)      Basis of Presentation
         ---------------------

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in retained earnings, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited financial statements, have been included in the statements of income for the three and nine months ended September 30, 1996 and 1995.

         Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2)      Stock Conversion
         ----------------

         On October 4, 1996, the Bank converted from a federal mutual savings bank to a federal capital stock savings bank and simultaneously formed the Company, a Delaware corporation, to act as the holding company of the converted savings bank. Pursuant to the plan, the Bank converted to a national bank known as Chester National Bank, and a newly chartered bank subsidiary was formed by the Company known as Chester National Bank of Missouri. The stock conversion resulted in the sale and issuance of 2,182,125 shares of $0.01 par value common stock at a price of $10.00 per share which resulted in gross proceeds of $21,821,250. After reducing gross proceeds for estimated conversion costs of $1,000,000, net proceeds totaled $20,821,250. The stock of Chester National Bank and Chester National Bank of Missouri will be held by the Company. In conjunction with the conversion, the Company loaned $1,745,700 to the Bank's employee stock ownership plan for the purchase of 174,570 shares in the stock conversion.

(3)      Earnings Per Share
         ------------------

         The 2,182,125 shares of common stock were issued on October 4, 1996; accordingly, earnings per share for the three and nine months ended September 30, 1996 and 1995 are not presented.

(4)      Director Emeritus Retirement Plan
         ---------------------------------

         On January 18, 1996, the Bank adopted a retirement plan for directors who reach director emeritus status. Eligibility for director emeritus status is achieved when a director: (i) reaches age 81 or (ii) upon retirement if the director has served as a director for 15 years or more. A director emeritus, upon the later of the first anniversary of designation as a director emeritus, or the date on which the director emeritus attains age 65, will receive, on an annual basis for a period of 10 years following designation as a director emeritus, an amount equal to $500 multiplied by the number of full years of service as a director of the Bank or any predecessor institution that was previously merged with the Bank. Vesting for past service as a director will occur on December 31, 1996. Benefits to be paid for future service will be accrued over the remaining period of service as a director. During December 1995, the plan was funded through the purchase of life insurance contracts on the directors. The cash surrender value of the life insurance contracts totaled $181,000 as of September 30, 1996 and is included in other assets in the balance sheet. During the three and nine months ended September 30, 1996, $52,000 and $155,000, respectively, of expense related to the plan was recognized.

(5)      Recent Regulatory Developments
         ------------------------------

         On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the
Act) was signed into law. The Act authorizes the FDIC to impose a one-time special assessment on SAIF-assessable deposits of depository institutions. This special assessment, which is based on SAIF-assessable deposits at March 31, 1995, is intended to recapitalize the SAIF. The one-time special assessment for the Bank totaled $812,000 and was accrued on September 30, 1996. The actual reduction of net income was $504,000, after considering the tax deductibility of the special assessment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         Assets. The Bank's total assets increased by $20.0 million, or 14.8%, to $154.8 million at September 30, 1996 from $134.8 million at December 31, 1995. The increase in the Bank's asset size resulted from the receipt of $21.8 million of stock subscriptions in accordance with the Company's initial public offering of stock which was completed on October 4, 1996.

         Loans receivable decreased $1.0 million, or 1.8%, to $56.0 million at September 30, 1996 from $57.0 million at December 31, 1995. Because of conditions in the Bank's primary market area, such as population shrinkage, low economic growth, and significant competition, the demand for mortgage loans has been limited. As a result, the Bank has increased its investment in mortgage-backed securities and investment securities and has sought to become more active in consumer lending. Consumer lending is generally considered to involve greater risk than mortgage lending.

         Mortgage-backed securities at September 30, 1996 were $17.1 million compared to $15.4 million at December 31, 1995. Investment securities increased $12.7 million, or 33.2%, to $51.1 million at September 30, 1996 from $38.3 million at December 31, 1995. The increases in mortgage-backed securities and investment securities were mainly attributable to management's decision to reinvest the proceeds from maturities and sales of certificates of deposit into higher yielding investments. Also, since mortgage demand has been limited in the Bank's primary market area, the Bank has significantly increased its investment in investment securities, and to a lesser extent, in mortgage-backed securities.

         Certificates of deposit decreased $8.5 million, or 86.8%, to $1.3 million at September 30, 1996 from $9.8 million at December 31, 1995. Management began in 1995 to liquidate its certificate of deposit portfolio and has reinvested the proceeds from certificate of deposit sales and maturities into other types of investments with higher yields.

         Liabilities. Savings deposits increased $15.6 million, or 14.7%, to $122.4 million at September 30, 1996 from $106.7 million at December 31, 1995. The increase in savings deposits resulted primarily from the receipt of $21.8 million of stock subscriptions in accordance with the Company's initial public offering of stock which was completed on October 4, 1996.


Results of Operations

         The Bank's operating results depend primarily on its level of net interest income, which is the difference between the interest income earned on its interest-earning assets (loans, mortgage-backed securities, investment securities, and interest-bearing deposits) and the interest expense paid on its interest-bearing liabilities (deposits and borrowings). Operating results are also significantly affected by provisions for losses on loans, noninterest income, and noninterest expense. Each of these factors is significantly affected not only by the Bank's policies, but, to varying degrees, by general economic and competitive conditions and by policies of federal regulatory authorities.

         Net Income. The Bank's net income (loss) for the three and nine months ended September 30, 1996 was $(234,000) and $313,000, respectively, compared to $273,000 and $896,000 for the three and nine months ended September 30, 1995, respectively. The $507,000 and $583,000 declines in net income for the three and nine months ended September 30, 1996, respectively, were primarily the result of the one-time special assessment imposed by the Federal Deposit Insurance Corporation (FDIC) on SAIF-assessable deposits. The special assessment of the Bank totaled $812,000 and was accrued during the quarter ended September 30, 1996, The actual reduction of net income was $504,000, after considering the tax deductibility of the special assessment. Without considering the impact of the one-time special assessment, net income for the three and nine months ended September 30, 1996 would have been $270,000 and $817,000, respectively.

         Net Interest Income. Net interest income totaled $975,000 for the three months ended September 30, 1996 compared to $862,000 for three months ended September 30, 1995. The $113,000, or 13.1%, increase in net interest income was the result of an increase in the Bank's interest rate spread from 2.34% for the three months ended September 30, 1995 compared to 2.61% for the three months ended September 30, 1996. The improvement in the interest rate spread resulted primarily from a decline in the average cost of interest-bearing liabilities from 4.55% for the three months ended September 30, 1995 compared to 4.24% for the three months ended September 30, 1996.

         Net interest income increased $203,000, or 7.6%, to $2.9 million for the nine months ended September 30, 1996 from $2.7 million for the nine months ended September 30, 1995. This fluctuation was the result of the increase in the Bank's interest rate spread from 2.43% for the nine months ended September 30, 1995 to 2.64% for the nine months ended September 30, 1996. The improvement in the Bank's interest rate spread was attributable to the combined impact of an 11 basis point increase in the average yield on interest-earning assets and a 10 basis point decrease in the average cost of interest-bearing liabilities.

         Interest Income. Interest income on loans receivable decreased $65,000, or 5.2% for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This fluctuation was mainly due to a decline in the average yield on loans receivable from 8.86% for the three months ended September 30, 1995 to 8.53% for the three months ended September 30, 1996. The decline in interest income on loans receivable was also the result of an $812,000, or 1.4%, decrease in the average balance of loans receivable.

         Interest income on loans receivable totaled $3.7 million for the nine months ended September 30, 1996 compared to $3.8 million for the nine months ended September 30, 1995. The $93,000, or 2.5%, decrease in interest income on loans receivable resulted from a $1.5 million, or 2.6%, decline in the average balance of loans receivable. The average yield on loans receivable remained constant at 8.71% for both nine month periods.

         Interest income on mortgage-backed securities increased $35,000 and $96,000 for the three and nine months ended September 30, 1996, respectively. The increase in both instances resulted from an increase in the average balance of mortgage-backed securities. For the three and nine months ended September 30, 1996, the average balance of mortgage-backed securities increased $2.9 million, or 20.6%, and $3.0 million, or 22.3%, respectively. The increased investment in 1996 was attributable to limited mortgage loan demand in the Bank's market area and to management's decision to reinvest the proceeds from maturities and sales of certificates of deposit into higher yielding investments. The impact of increased volume was partially offset by a 36 basis point and 53 basis point decline in the average yield on mortgage-backed securities for the three and nine months ended September 30, 1996, respectively.

         Interest earned on investment securities was $680,000 and $1.9 million for the three and nine months ended September 30, 1996, respectively, compared to $544,000 and $1.6 million for the three and nine months ended September 30, 1995, respectively. The increases of $136,000, or 25.1%, and $221,000, or 13.5%, for the three and nine months ended September 30, 1996, respectively, were mainly the result of an increase in the average balance of investments of $6.7 million, or 14.6%, and $4.2 million, or 9.5%, for the three and nine months ended September 30, 1996, respectively. The increased investment in 1996 was attributable to limited mortgage loan demand in the Bank's market area and to management's decision to reinvest the proceeds from maturities and sales of certificates of deposit into higher yielding investments. The improvements in interest on investments were also positively impacted by a 43 basis point and 18 basis point increase in the average yield on investment securities for the three and nine months ended September 30, 1996, respectively. The increased yield in 1996 was due to the purchase of higher yielding investments in 1995 and 1996.

         Interest income on interest-bearing deposits decreased $36,000, or 16.8%, and $118,000, or 18.4%, during the three and nine months ended September 30, 1996, respectively. The decline in interest income on interest-bearing deposits resulted from decreases in the average balance of interest-bearing deposits of $3.7 million, or 24.0%, and $5.7 million, or 31.9%, for the three and nine months ended September 30, 1996, respectively. The decline in the average balance was mainly due to the reinvestment of proceeds from certificate of deposit maturities and sales into higher yielding investments. The decreases in interest income on interest-bearing deposits were partially offset by an increase in the average yield on interest-bearing deposits of 54 basis points and 95 basis points for the three and nine months ended September 30, 1996, respectively.

         Interest Expense. Interest expense decreased $42,000, or 3.0%, to $1.37 million for the three months ended September 30, 1996 from $1.41 million for the three months ended September 30, 1995. The decline in interest expense was the result of a decrease in the average cost of interest-bearing liabilities from 4.55% for the three months ended September 30, 1995 to 4.24% for the three months ended September 30, 1996, partially offset by a $5.3 million, or 4.2%, increase in the average balance of interest-bearing liabilities. The lower cost of interest-bearing liabilities in 1996 was due to a reduction by the Bank in savings rates paid on deposit accounts. The increase in the average balance of interest-bearing liabilities was attributable to funds held in savings accounts for stock subscriptions sold in accordance with the Bank's initial public offering which closed on October 4, 1996.

         Interest expense decreased $96,000, or 2.3%, to $4.0 million for the nine months ended September 30, 1996 from $4.1 million for the nine months ended September 30, 1995. The decline in interest expense resulted from a decrease in the average cost of interest-bearing liabilities from 4.38% for the nine months ended September 30, 1995 to 4.28% for the nine months ended September 30, 1996. The average balance of interest-bearing liabilities remained constant at approximately $124.8 million for both 1996 and 1995.

         On September 30, 1995, one of the Bank's customers (See "Liquidity and Capial Resources" discussion for additional information) converted $15.0 million of deposit liabilities into reverse repurchase agreements. The reverse repurchase agreements were outstanding for the remainder of 1995 and increased to $18.3 million at September 30, 1996. Interest expense on reverse repurchase agreements was $334,000 and $687,000 for the three and nine months ended September 30, 1996, respectively, compared to $2,000 for the comparable periods in 1995, which was reflective of the initiation of such agreements on September 30, 1995.

         Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral, and other factors that warrant recognition in providing for an adequate loan loss allowance.

         The Bank's allowance for loan losses was $392,000, or .70%, of loans outstanding at September 30, 1996, compared to $390,000, or .68%, of loans outstanding at December 31, 1995. The Bank's level of charge-offs during the nine months ended September 30, 1996 was $15,000, which represented .03% of average loans outstanding. This percentage of charge-offs was consistent with the level of charge-offs experienced in 1995. Based on current levels in the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance was adequate at September 30, 1996.

         The breakdown of general loss allowances and specific loss allowances is made for regulatory accounting purposes only. General loan loss allowances are added back to capital to the extent permitted in computing risk-based capital. Both general and specific loss allowances are charged to expense. The financial statements of the Bank are prepared in accordance with generally accepted accounting principles (GAAP) and, accordingly, provisions for loan losses are based on management's assessment of the factors set forth above. The Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans are impaired, require classification and/or the establishment of appropriate reserves. Management believes it has established its existing allowance for loan losses in accordance with GAAP, however, future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determination.

         Noninterest Income. Noninterest income decreased $53,000, or 49.3%, to $54,000 for the three months ended September 30, 1996 compared to $107,000 for the three months ended September 30, 1995. The fluctuation in noninterest income was primarily due to a $46,000 reduction in gains recognized from the sale of mortgage-backed securities. Proceeds from the sale of mortgage-backed securities during the three months ended September 30, 1995 totaled $2.4 million whereas no sales of mortgage-backed securities have occurred during the comparable period in 1996. The proceeds from the sale of mortgage-backed securities in 1995 consisted of securities purchased prior to 1995 that were classified as held to maturity prior to their sale. The sales of these mortgage-backed securities were in effect maturities as the sale occurred only after a substantial portion of the original principal outstanding had been collected.

         Noninterest income was $83,000 for the nine months ended September 30, 1996 compared to $271,000 for the nine months ended September 30, 1995. The $188,000, or 69.3%, decrease resulted from a $54,000 loss on the sale of certificates of deposit, a $46,000 reduction in gains recognized from the sale of mortgage-backed securities, and a $103,000 decline in gains recognized from the sale of investment securities. Proceeds from the sale of investment securities for the nine months ended September 30, 1996 and 1995 totaled $8.0 million and $18.1 million, respectively. The sale of investment securities for both periods consisted of U.S. government obligations that were classified as available for sale. The impact of mortgage-backed security sales in 1995 versus no such sales in 1996 was discussed in the preceding paragraph. The $4.5 million of proceeds from the sale of certificates of deposit during the nine months ended September 30, 1996 resulted from managements's decision to liquidate the certificate of deposit portfolio with one of its brokers due to concerns related to the broker's management of the portfolio. The Bank also made the decision to not reinvest in certificates of deposit as they matured. The proceeds from the maturity and sale of certificates of deposit were invested in mortgage-backed securities and other investment securities.

         Noninterest Expense. Noninterest expense increased $892,000, or 147.1%, for the three months ended September 30, 1996, and $941,000, or 53.8%, for the nine months ended September 30, 1996. The increase in noninterest expense for both periods primarily resulted from the one-time special assessment imposed by the FDIC on SAIF-assessable deposits. The special assessment for the Bank totaled $812,000 and was accrued at September 30, 1996. The remainder of the increase in noninterest expense was attributable to a $58,000 and $160,000 increase in compensation and employee benefits for the three and nine months ended September 30, 1996, respectively. The increase in compensation and employee benefits was mainly attributable to the adoption in January 1996 of a retirement plan for members of the Board of Directors who reach director emeritus status. During the three and nine months ended September 30, 1996, $52,000 and $155,000, respectively, of expense related to the plan was recognized. The cash surrender value of the life insurance contracts totaled $181,000 as of September 30, 1996 and was included in other assets in the balance sheet. In future periods, compensation and employee benefits expense can be expected to increase due to the implementation of the Employee Stock Ownership Plan, Management Recognition Plan, and other benefit plans resulting from the consummation of the conversation to a stock institution.

         Income Tax Expense. Income tax expense for the three and nine months ended September 30, 1995 was $86,000 and $297,000, respectively, compared to income tax benefits of $238,000 and $57,000 for the three and nine months ended September 30, 1996, respectively. The fluctuation in income tax expense was mainly attributable to the $309,000 tax benefit associated with the one-time special assessment imposed by the FDIC. This benefit coupled with the Bank's significant investment in tax-exempt securities (which amounted to $13.1 million at September 30, 1996) resulted in an overall tax benefit for the three and nine months ended September 30, 1996.


Liquidity and Capital Resources

         The Bank's primary sources of funds consist of deposits, securities sold under agreements to repurchase, repayments and prepayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit base. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet or exceed the Bank's liquidity needs for the remainder of 1996.

         A major portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets depends on the Bank's operating, investing, lending and financing activities during any given period. At September 30, 1996, cash and cash equivalents totaled $24.7 million.

         The primary investing activities of the Bank include origination of loans and purchase of mortgage-backed securities and investment securities. During the nine months ended September 30, 1996, purchases of investment securities and mortgage-backed securities totaled $67.5 million and $3.0 million, respectively, while loan originations totaled $12.2 million. These investments were funded primarily from loan and mortgage-backed security repayments of $14.8 million, investment security sales and maturities of $54.6 million, $4.0 million of certificate of deposit maturities, and $4.5 million of certificate of deposit sales.

         Securities sold under agreements to repurchase increased to $18.3 million at September 30, 1996 from $15.0 million at December 31, 1995. All such agreements are maintained with Gilster-Mary Lee Corporation (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Bank is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. Over the last several years, the Bank has maintained a deposit relationship with Gilster-Mary Lee, which at times has had as much as $25 million in funds on deposit, typically with short terms. At September 30, 1996, the balance of funds on deposit with the Bank was $22.5 million, which included the securities sold under agreements to repurchase. Gilster-Mary Lee has notified the Bank of its intent to maintain much smaller deposit balances with the institution in the future. The loss of funds is expected to impair future earnings as there is no intent to replace the savings deposits or securities sold under agreements to repurchase with other wholesale funds. At September 30, 1996, the Bank maintained an adequate liquidity level to cover the withdrawal of such deposits and/or the reduction of such borrowings.

         Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the Federal Home Loan Bank of Chicago (FHLB). At September 30, 1996, the Bank had no outstanding advances from the FHLB.

         At September 30, 1996, the Bank exceeded all of its regulatory capital requirements.

                                                      September 30, 1996
                                              ----------------------------------
                                                              Percent of
                                                Amount    Adjusted Total Assets
                                              ----------  ---------------------
                                                    (Dollars in Thousands)

GAAP capital ...............................  $   12,055            7.79%

Tangible capital ...........................  $   11,989            7.75%
Tangible capital requirement ...............       2,321            1.50
                                              ----------  ---------------------
Excess .....................................  $    9,668            6.25%
                                              ==========  =====================

Core capital ...............................  $   11,989            7.75%
Core capital requirement ...................       4,641            3.00
                                              ----------  ---------------------
Excess .....................................  $    7,348            4.75%
                                              ==========  =====================

Risk-based capital .........................  $   12,381           24.44%
Risk-based capital requirement .............       4,052            8.00
                                              ----------  ---------------------
Excess .....................................  $    8,329           16.44%
                                              ==========  =====================

Impact of Inflation and Changing Prices

         The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.


Impact of New Accounting Pronouncements

         Accounting for Mortgage Servicing Rights. In May 1995, the FASB issued Statement of Financial Accounting Standards 122, "Accounting for Mortgage Servicing Rights", an amendment of FASB Statement No. 65 ("SFAS 122"). SFAS 122 amends SFAS 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values, if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgages servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans, and no cost should be allocated to mortgage servicing rights. SFAS 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 must be applied prospectively for fiscal years beginning after December 15, 1995, with earlier adoption encouraged, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS 122. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of SFAS 122 is prohibited. The Bank adopted the provisions of SFAS 122 effective January 1, 1996. The adoption of SFAS 122 did not have a material effect on the Bank's financial position.

         Accounting for Employee Stock Ownership Plans. In November 1993, the American Institute of Certified Public Accountants ("AICPA") issued SOP 93-6, which requires an employer to record compensation expense in an amount equal to the fair value of shares committed to be released to employees from an employee stock ownership plan. Assuming shares of Common Stock appreciate in value over time, the adoption of SOP 93-6 may increase compensation expense relating to the ESOP to be established in connection with the Stock Conversion as compared with prior guidance which required the recognition of compensation expense based on the cost of shares acquired by ESOP. The effect of SOP 93-6 on net income and book value per share in fiscal 1996 and future periods cannot be predicted due to the uncertainty of the fair value of the shares of Common Stock subsequent to their issuance.

         Accounting for Stock Based Compensation. In October 1995, the FASB issued SFAS 123, "Accounting for Stock Based Compensation," which establishes financial accounting and reporting standards for stock based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees.

SFAS 123 defines a fair value based method of accounting. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"). SFAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effect of all awards granted in fiscal years that begin after December 15, 1994. The adoption of SFAS 123 will not have any impact on the Bank's financial condition or results of operations until the Stock Option Plan is established after the Conversion.

         Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In June of 1995, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 125 supersedes SFAS 122. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and the extinguishment of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

         SFAS 125 extends the "available for sale" or "trading" approach in SFAS 115 to nonsecurity financial assets that can contractually be repaid or otherwise settled in such a way that the holder of the assets would not recover substantially all of its recorded investment. SFAS 125 also amends SFAS 115 to prevent a security from being classified as held to maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

         SFAS 125 provides implementation guidance for accounting for (i) securitizations, (ii) transfers of partial interests, (iii) servicing of financial assets, (iv) securities lending transactions, (v) repurchase agreements including "dollar rolls," (vi) loan syndications and participations,
(vii) risk participations in banker's acceptances, (viii) factoring arrangements, (ix) transfers of receivables with recourse, (x) transfers of sales type and direct financing lease receivables, and (xi) extinguishments of liabilities.

         SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In addition, the extension of the SFAS 125 approach to certain nonsecurity financial assets and the amendment of SFAS 115 is effective for financial assets held on or acquired after January 1, 1997. Reclassifications that are necessary because of the amendment do not call into question an entity's ability to hold other debt securities to maturity in the future. Management of the Bank does not expect the adoption of SFAS 125 will have a material effect on the Bank's financial position or results of operations.


Nonperforming Assets

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. The Bank had no restructured loans within the meaning of SFAS No. 15 at any of the dates indicated.

                                              At September 30,  At December 31,
                                                    1996              1995
                                              ----------------  ---------------
                                                    (Dollars in Thousands)
Non-performing loans:

Loans accounted for on a non-accrual basis:

Real estate:

         Residential .......................  $            24   $            56
         Commercial ........................               42                49
         Consumer ..........................               85                40
                                              ---------------   ---------------

            Total ..........................              151               145
                                              ---------------   ---------------

Accruing loans which are contractually past due 90 days or more:

         Residential real estate ...........             --                --
         Consumer ..........................               10                14
                                              ---------------   ---------------

            Total ..........................               10                14
                                              ---------------   ---------------

Total non-performing loans .................              161               159

Real estate acquired by foreclosure, net ...              105               209
                                              ---------------   ---------------

         Total non-performing assets .......  $           266   $           368
                                              ===============   ===============

         Total non-performing loans to
           net loans .......................              .29%             0.28%

         Total allowance for loan losses to
           non-performing loans ............           243.48%           244.79%

         Total non-performing assets to
           total assets ....................              .17%             0.27%
                                              ===============   ===============

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Neither the Company nor the Bank is a party to any material legal proceedings at this time. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.  Changes in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         A.  Exhibits

             See Exhibit Index

         B.  Reports on Form 8-K

             None

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Chester Bancorp, Inc.

                                          By: /s/ Michael W. Welge
                                              ----------------------------------
                                              Michael W. Welge
                                              Chairman of the Board, President
                                                and Chief Financial Officer
                                              (Duly Authorized Officer)

Dated: October 31, 1996

                                  EXHIBIT INDEX

Exhibit No.                               Description
-----------  ------------------------------------------------------------------

3(i) Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-2470)

3(ii)        Bylaws of the Company (incorporated herein by reference to Exhibit
             3.2 to the Company's Registration Statement on Form S-1 (File No. 333-2470)

27.1 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)