Form 10-K405
period 1996-12-31
CHESTER BANCORP INC
filed 1997-03-31
CIK 1010838

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FEE REQUIRED

     For the Fiscal Year Ended December 31, 1996

                                       OR

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     NO FEE REQUIRED


     For the transition period from ______________ to _________________

                       Commission File Number: 000-21167

                             CHESTER BANCORP, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                   37-1359570
(State or other jurisdiction of         (I.R.S.  Employer Identification Number)
incorporation or organization)


                 1112 State Street, Chester, Illinois 62233
                  (Address of Principal Executive Offices)
                               (618) 826-5038
            (Registrant's telephone number, including area code)

         Securities Registered Pursuant to Section 12(b) of the Act:
                                    None

          Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.    YES /X/  NO


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    /X/ .

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on March 14, 1997, as reported by the Nasdaq National Market, was approximately $23,836,710.

     As of March 14, 1997 there were issued and outstanding 2,182,125 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1996, are incorporated by reference in Part II.

     Portions of the registrant's proxy statement for its April 4, 1997, annual meeting of stockholders (the "1997 Proxy Statement") are incorporated by reference in Part III.

                                     PART I

ITEM 1. Business

Chester Bancorp, Inc.

     Chester Bancorp, Inc. (the "Company") is a Delaware corporation that was organized in March 1996. The only significant assets of the Company are the outstanding capital stock of Chester National Bank ("Chester National Bank") and Chester National Bank of Missouri ("Chester National Bank of Missouri") (collectively the "Banks"). The Company is regulated as a bank holding company by the Federal Reserve System ("Federal Reserve").

     The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by the Banks and are not paid separate remuneration for such services. The Company reimburses the Banks for the use of their personnel. At December 31, 1996, the Company had total consolidated assets of $145.8 million, total consolidated deposits of $102.2 million, and consolidated stockholders' equity of $31.4 million. The Company's principal office is located at 1112 State Street, Chester, Illinois 62233 and its telephone number is (618) 826-5038.

Chester National Bank and Chester National Bank of Missouri

     Chester National Bank and Chester National Bank of Missouri are national banks headquartered in Chester, Illinois and Perryville, Missouri, respectively. The predecessor entity to the Banks was originally chartered in 1919 as an Illinois-chartered mutual savings and loan association under the name "Chester Building and Loan Association." In 1989, Chester Building and Loan Association acquired Heritage Federal Savings and Loan Association ("Heritage Federal") which at the time of acquisition had assets of approximately $50 million and offices in Sparta, Red Bud, and Pinckneyville, Illinois. In 1990, Chester Building and Loan Association converted to a
federal charter and adopted the name "Chester Savings Bank, FSB."   In 1996,
Chester Savings Bank, FSB converted from mutual to stock ownership and converted from a federal savings bank into two national banks, Chester National Bank and Chester National Bank of Missouri.

     Chester National Bank conducts its business from its main office, four full-service branches located in Carbondale, Pinckneyville, Sparta, and Red Bud, Illinois, and one loan production office in Cape Girardeau, Missouri. Chester National Bank's principal executive office is located at 1112 State Street, Chester, Illinois, and its telephone number at that address is (618) 826-5038. Chester National Bank of Missouri conducts its business from its main office in Perryville, Missouri. Chester National Bank of Missouri's principal executive office is located at 1010 N. Main, Perryville, Missouri 63775, and its telephone number at that address is 573-547-7611. The Banks' deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") and the Banks are regulated by the Office of the Comptroller of the Currency ("OCC").

     The Banks primarily engage in the business of attracting retail deposits from the general public in the Banks' respective market areas and using such funds together with borrowings and funds from other sources to primarily originate mortgage loans secured by one- to four-family residential real estate. The Banks also originate consumer loans, commercial real estate loans, and multi-family loans. At December 31, 1996, the Banks' gross loan portfolio totaled $55.3 million, of which 81.2% were one- to four-family residential mortgage loans, 10.7% were consumer loans and 6.4% were commercial real estate and multi-family loans. In addition, the Banks have maintained a significant portion of their assets in marketable securities. The Banks' investment portfolios have been weighted toward United States Treasury and agency securities. The portfolios also have included a significant amount of tax exempt state and municipal securities. In addition, the Banks have invested in mortgage-backed securities to supplement their lending operations. Investment and mortgage-backed securities totaled $48.8 million and $15.9 million, respectively, at December 31, 1996.


Recent Developments

     On October 4, 1996, Chester Savings Bank, FSB, completed its conversion from a federal mutual savings bank to a federal capital stock savings bank and simultaneously formed Chester Bancorp, Inc., a Delaware corporation, to act as holding company of the converted savings bank. Pursuant to the plan of conversion, the Bank converted to a national bank known as Chester National Bank, and a newly chartered bank subsidiary was formed by the Company known as Chester National Bank of Missouri. The stock conversion resulted in the sale and issuance of 2,182,125 shares of $ .01 par value common stock at a price of $10.00 per share. In conjunction with the conversion, the Company loaned $1,745,700 to the Company's employee stock ownership plan for the purchase of 174,570 shares of common stock in connection with the stock conversion. After reducing gross proceeds for conversion costs of $939,363 and $1,745,700 related to the sale of shares to the Company's employee stock ownership plan, net proceeds totaled $19,136,187.


Market Area/Local Economy

     The Banks offer a range of retail banking services to residents of their market areas. The Banks' market areas include Randolph, Jackson, Williamson and Perry counties in Illinois as well as Perry and Cape Girardeau counties in Missouri.

     The local market area is primarily rural and covers a fairly large geographic area in southwestern Illinois and southeastern Missouri. The closest major metropolitan area is the St. Louis area, approximately 60 miles to the north. The largest town served is Carbondale, which has a population of approximately 27,000, while the smallest town served, Red Bud, has a population of approximately 3,000. Perryville, Missouri has a population of approximately 7,000.

     The economy in southwestern Illinois is historically based in coal mining and agriculture, although both industries have declined in recent decades. The decline of mining employment has had a significant adverse impact on the economy of the market area, particularly in Randolph and Perry counties, Illinois. Loan demand in these counties has been limited as unemployment is high and the population has been declining. Randolph County's already weak economy was adversely affected in early 1996 when Spartan Printing Company, one of the County's largest manufacturing employers with approximately 1,000 employees, closed. Somewhat offsetting the unfavorable operating environment in Randolph and Perry Counties has been the Jackson County market, whose largest city, Carbondale, is home to Southern Illinois University ("University"). The University has enhanced the economic stability of Jackson County both through direct employment and by supporting a number of ancillary businesses. The Perryville market is rural and small, and economic stability is supported by its largest employer, Gilster-Mary Lee. The operating environment in Perryville has generally been more favorable than Randolph and Perry Counties, Illinois.

Lending Activities

     GENERAL. The principal lending activity of the Banks is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. To a significantly lesser extent, the Banks also originate multi-family, commercial real estate, land and consumer loans. The Banks' net loans receivable totaled $54.8 million at December 31, 1996, representing 37.6% of total assets.

     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Banks' consolidated loan portfolio by type of loan and type of security as of the dates indicated. The Banks had no concentration of loans exceeding 10% of total loans other than as set forth below.

                                                            At December 31,
                                          ------------------------------------------------------
                                                 1996             1995                 1994
                                          -----------------  ----------------   ----------------
Type of Loan:                             Amount    Percent  Amount   Percent   Amount   Percent
-------------                             ------    -------  -------  -------   -------  -------
(Dollars in Thousands)
Mortgage loans:                           $45,906    82.95%  $47,213   81.45%   $48,275    81.68%
  Conventional................
  FHA.........................                251     0.45       344    0.59        405     0.69
  Commercial..................              3,043     5.50     2,870    4.95      3,588     6.07
  Construction................                197     0.36     1,172    2.02        485     0.82
                                          -------  -------   -------  ------    -------  -------
   Total mortgage loans.......             49,397    89.26    51,599   89.01     52,753    89.26
                                          -------  -------   -------  ------    -------  -------
Consumer Loans:
 Automobile...................              1,642     2.97     1,713    2.95      1,339     2.26
 Home improvement.............              1,334     2.41     1,348    2.33      1,211     2.05
 Credit cards.................                982     1.77       939    1.62        828     1.40
 Savings account..............                513     0.93       440    0.76        506     0.86
 Other........................               1474     2.66     1,928    3.33      2,463     4.17
                                          -------  -------   -------  ------    -------  -------
   Total consumer loans.......              5,945    10.74     6,368   10.99      6,347    10.74
                                          -------  -------   -------  ------    -------  -------
   Total loans................             55,342   100.00%   57,967  100.00%    59,100   100.00%
                                                    ======            ======             =======
Less:
 Loans in process.............                 95                533                676
 Deferred fees and discounts..                 21                 23                 21
 Allowance for losses.........                384                390                246
                                          -------            -------            -------
 Loans receivable, net........            $54,842            $57,021            $58,157
                                          =======            =======            =======
Type of Security:
-----------------
Residential real estate:                 $44,958    81.24%  $47,201   81.43%   $47,579    80.51%
  One- to four-family.........
  Multi-family................                511     0.92       600    1.03        764     1.29
 Commercial real estate.......              3,043     5.50     2,870    4.95      3,588     6.07
 Agriculture and land.........                885     1.60       928    1.60        822     1.39
 Consumer loans...............              5,945    10.74     6,368   10.99      6,347    10.74
                                          -------  -------   -------  ------    -------  -------
   Total loans................             55,342   100.00%   57,967  100.00%    59,100   100.00%
                                                    ======            ======              ======
Less:
 Loans in process.............                 95                533                676
 Deferred fees and discounts..                 21                 23                 21
 Allowance for losses.........                384                390                246
                                          -------            -------            -------
   Loans receivable, net......            $54,842            $57,021            $58,157
                                          =======            =======            =======

     RESIDENTIAL REAL ESTATE LENDING. The primary lending activity of the Banks is the origination of mortgage loans to enable borrowers to purchase or refinance existing one- to four-family homes. Management believes that this policy of focusing on one- to four-family residential mortgage loans located in its market area has been successful in contributing to interest income while keeping credit losses low. At December 31, 1996, $45.0 million, or 81.2% of the Banks' gross consolidated loan portfolio, consisted of loans secured by one- to four-family residential real estate. The average principal balance of the loans in the Banks' one- to four-family portfolio was approximately $28,000 at December 31, 1996. The Banks presently originate for retention in their portfolio both ARM loans with terms of up to 25 years and fixed-rate mortgage loans with terms of up to 20 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At December 31, 1996, $15.6 million, or 28.3% of the Banks' gross loans, were subject to periodic interest rate adjustments.

     The loan fees charged, interest rates and other provisions of the Banks' ARM loans are determined by the Banks based on their own pricing criteria and competitive market conditions. The Banks originate one-year ARM loans secured by owner-occupied residences whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.75% above the one-year or, occasionally the three-year, constant maturity United States Treasury ("CMT") index. The Banks occasionally offer ARM loans with initial rates below those which would prevail under the foregoing computations, determined by the Banks based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At December 31, 1996, the initial interest rate on ARM loans offered by the Banks ranged from 6.75% to 7.75% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Banks' ARM loans is generally 2% per year and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

     The Banks do not originate negative amortization loans. The terms and conditions of the ARM loans offered by the Banks, including the index for interest rates, may vary from time to time. The Banks believe that the adjustment features of their ARM loans provide flexibility to meet competitive conditions as to initial rate concessions while preserving the Banks' objectives by limiting the duration of the initial rate concession.

     The retention of ARM loans in the Banks' consolidated loan portfolio helps
reduce the Banks' exposure to changes in interest rates   There are, however,
unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Banks generally provide, as a marketing incentive, for initial rates of interest below the rate which would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default or delinquency.

Another consideration is that although ARM loans allow the Banks to increase the sensitivity of their asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Banks have no assurance that yields on ARM loans will be sufficient to offset increases in the Banks' cost of funds.

     While fixed-rate single-family residential real estate loans are normally originated with five to seven year balloon payments or terms up to 20 years, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Banks' consolidated loan portfolio contain due-on-sale clauses providing that the Banks may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Banks enforce these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     The Banks generally require title insurance insuring the status of their liens on all of the real estate secured loans. The Banks also require earthquake, fire and extended coverage casualty insurance and, if appropriate, flood insurance in an amount at least equal to the outstanding loan balance.

     Appraisals are obtained on all properties and are conducted by independent fee appraisers approved by the Board of Directors. The Banks' lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or the purchase price, with the condition that the loan-to-value ratio may be increased to 95% provided that private mortgage insurance coverage is obtained for the amount in excess of 80%.

     COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING: Historically, the Banks have engaged in limited amounts of commercial real estate and multi-family lending. At December 31, 1996, commercial real estate loans aggregated $3.0 million, or 5.5% of the total consolidated loan portfolio and multi-family loans aggregated $511,000 or 0.9% of the total consolidated loan portfolio. The principal balance of such loans in the Banks' consolidated loan portfolio ranged from approximately $3,000 to $550,000 at December 31, 1996. Substantially all of these loans are secured by properties located in the Banks' market area. Such properties include churches, a library, golf courses and professional offices. Of this amount, approximately $459,000, or 15.1%, were secured by churches. Commercial real estate and multi-family loans are generally made for balloon terms of 5 to 10 years with a maximum amortization of 20 years.

     Commercial real estate and multi-family loans generally involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties often depend on successful operation and management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Banks seek to minimize these risks in a variety of ways, including limiting the size of such loans, limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. All of the properties securing the Banks' income property loans are inspected by the Banks' lending personnel before the loan is made. The Banks also obtain appraisals on each property in accordance with applicable regulations.

     CONSTRUCTION LENDING. The Banks originate residential construction loans to individuals to construct one- to four-family homes. The Banks generally do not originate speculative construction loans (i.e., loans to builders to construct homes for which there are no contracts for sale in place). At December 31, 1996, construction loans totaled $197,000, or 0.4% of the gross consolidated loan portfolio.

     Substantially all construction loans made to individuals provide for the Banks to originate a permanent loan upon the completion of construction, which is generally an ARM loan as described under "Residential Real Estate Lending," above. The origination fee for construction loans is generally 1.0% of the principal amount. Construction loans are generally made for terms of up to six months.

     Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential permanent lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of value proves to be inaccurate, the Banks may be confronted at, or prior to, the maturity of the loan, with a project whose value is insufficient to assure full repayment.

     AGRICULTURE AND LAND LENDING. The Banks originate loans secured by farm residences and combinations of farm residences and farm real estate. The Banks also originate loans for the acquisition of land upon which the purchaser can then build. At December 31, 1996, the agriculture and land consolidated loan portfolio totaled $885,000, or 1.6% of total loans, substantially all of which were secured by properties located in the Banks' market area. Agriculture and land loans are generally made for the same terms and at the same interest rates as those offered on commercial real estate and multi-family loans, with a loan-to-value ratio which is generally limited to 75%.

     Loans secured by farm real estate generally involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties may, in some instances, be dependent on farm income from the properties. To address this risk, the Banks historically have not considered farm income when qualifying borrowers. In addition, such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, the Banks may be confronted with a property the value of which is insufficient to assure full repayment in the event of default and foreclosure.

     CONSUMER AND OTHER LOANS. The Banks offer a variety of secured or guaranteed consumer loans, including automobile loans, home improvement loans, unsecured loans and loans secured by savings deposits. Consumer loans are made at fixed interest rates and for
varying terms.   At December 31, 1996 the Banks' consumer loans totaled $5.9 million, or 10.7% of total loans. The Banks view consumer lending as an important component of their business operations because consumer loans generally have shorter terms and higher yields than one- to four-family real estate loans, thus reducing exposure to changes in interest rates. In addition, the Banks believe that offering consumer loans helps to expand and create stronger ties to their customer base.

     The largest category of consumer loans in the Banks' portfolio consists principally of direct loans secured by automobiles. The Banks generally do not originate loans secured by recreational vehicles. At December 31, 1996, consumer loans secured by automobiles totaled $1.6 million, or 3.0% of the Banks' total consolidated loan portfolio. Automobile loans are offered with maturities of up to 60 months for new automobiles and up to 48 months for used automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile and will be made based on amounts as set forth in the NADA "bluebook."

     The second largest category of consumer loans in the Banks' portfolio consists of home improvement loans. At December 31, 1996, home improvement loans totaled $1.3 million, or 2.4% of the Banks' total consolidated loan portfolio. The Banks' home improvement loans are secured by the borrower's principal residence. The maximum amount of a home improvement loan is generally 80% of the appraised value of a borrower's real estate collateral less the amount of any prior mortgages or related liabilities. With respect to substantially all home improvement loans, the Banks hold the first mortgage on the borrower's residence. Home improvement loans are approved with fixed interest rates which are determined by the Banks based upon market conditions. Such loans may be fully amortized over the life of the loan or have a balloon feature. The maximum term for a home improvement loan is five years.

     The Banks began offering proprietary VISA credit cards during 1993 and, at December 31, 1996, there were 963 credit card accounts with a total balance of $982,000. This program has been offered to residents of the Banks' primary market area but card recipients need not otherwise be customers of the Banks. The VISA card program currently provides an individual borrowing limit of $3,500 or less, a fixed rate of interest of 9.9% and a "rebate" feature. The Banks may alter the general terms of this program as they seek to expand their credit card program.

     The Banks had $523,000, or 0.9% of total loans in unsecured consumer loans at December 31, 1996. These loans are made for a maximum of 30 months or less with fixed rates of interest and are offered primarily to existing customers of the Banks.

     The Banks employ strict underwriting standards for consumer loans. These procedures include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Banks underwrite and originate substantially all of their consumer loans internally which management believes limits exposure to audit risks relating to loans underwritten or purchased from brokers or other outside sources.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Banks as the holder of the loan, and a borrower may be able to assert claims and defenses which it has against the seller of the underlying collateral.

     COMMERCIAL BUSINESS LENDING. The Banks intend to attempt to originate small commercial business loans in order to diversify their credit risk and increase the average yield and repricing speed of their interest-earning assets. The Banks are developing the capabilities for this type of lending.

     MATURITY OF CONSOLIDATED LOAN PORTFOLIO. The following table sets forth at December 31, 1996 certain information regarding the dollar amount of loans maturing in the Banks' portfolio based on their contractual terms to maturity. Demand loans (loans having no stated repayment schedule and no stated maturity) and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, and allowance for loan losses.




                              During the Year       After    After     After
                            Ended December 31,      3 Years  5 Years   10 Years
                         -------------------------  Through  Through   Through   Beyond
                          1997     1998     1999    5 Years  10 Years  15 Years  15 Years  Total
                         -------  ------   -------  -------  --------  --------  --------  -----
                                                    (In Thousands)
Real estate mortgage      $  113   $   87   $  537   $1,921    $11,162  $16,513   $14,939  $45,272
Commercial real estate,
  agriculture and land       433       35      362      442      1,304      654       698    3,928
Construction                 197        -        -        -          -        -         -      197
Home improvement              73      148      217      605        291        -         -    1,334
Automobile                   138      354      411      739          -        -         -    1,642
Credit cards                 982        -        -        -          -        -         -      982
Other                        865      378      400       70        274        -         -    1,987
                          ------   ------   ------   ------    -------  -------   -------  -------
  Total loans             $2,801   $1,002   $1,927   $3,777    $13,031  $17,167   $15,637  $55,342
                          ======   ======   ======   ======    =======  =======   =======  =======

     The following table sets forth the dollar amount of all loans due after December 31, 1997, which have fixed interest rates and have floating or adjustable interest rates.


                                                      Fixed      Floating- or
                                                      Rates    Adjustable-Rates
                                                     --------  ----------------
                                                           (In Thousands)
Real estate mortgage                                  $30,384       $14,775
Commercial real estate, agriculture and land            2,742           753
Construction                                                -             -
Home improvement                                        1,261             -
Automobile                                              1,504             -
Credit cards                                                -             -
Other                                                   1,122             -
                                                      -------       -------
   Total                                              $37,013       $15,528
                                                      =======       =======

     Scheduled contractual principal repayments of loans generally do not reflect the actual life of such assets. The average life of loans ordinarily is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Banks the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than current mortgage loan market rates.

     LOAN SOLICITATION AND PROCESSING. Loan applicants come primarily from walk-in customers including previous and present customers of the Banks and to a lesser extent referrals by real estate agents. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a Board-approved independent fee appraiser who is certified by the State of Illinois.

     All mortgage loans must be approved by the Banks' Executive Committee. Unsecured consumer loans up to $3,500 and secured consumer loans up to $20,000
may be approved by an individual loan officer.   Amounts in excess of these
limits must be approved by the Executive Committee. Management of the Banks believes its local decision-making capabilities and the accessibility of their senior officers is an attractive quality to customers within their market area. The Banks' loan approval process allows consumer loans to be approved in one to two days and mortgage loans to be approved and closed in approximately two weeks.

     LOAN ORIGINATIONS, SALES AND PURCHASES. During the years ended December 31, 1996, 1995 and 1994, the Banks' total loan originations were $11.0 million, $15.3 million, and $13.0 million, respectively. While the Banks originate both adjustable-rate and fixed-rate loans, their ability to generate each type of loan depends upon relative customer demand for loans in their market.

     Consistent with their asset/liability management strategy, the policy of the Banks has been to retain in their portfolio nearly all of the loans that they originate. Any loan sales are generally made without recourse to the Banks.

     The Banks have originated loans for sale through their newly formed Cape Girardeau loan production office, however, such loans are funded by the purchaser of the loan at closing and closed in the name of such purchaser. During the year ended December 31, 1996, the Banks originated $ 870,000 of such loans which were funded by two investors and $618,000 for the year ended December 31, 1995.

     The following table shows total loans originated and repaid during the periods indicated. No loans were purchased or sold during the periods indicated.

                                             Year Ended December 31,
                                             -----------------------
                                             1996      1995      1994
                                              ---      ----      ----
                                                  (In Thousands)
Total loans at beginning
 of period.................                 $57,021   $58,157   $61,193
                                            -------   -------   -------
Loans originated:
 Single-family residential..                  5,680     6,349     3,833
 Commercial real estate.....                    504        57     1,436
 Construction loans.........                    803     2,262       699
 Agriculture and land.......                    191       364       278
 Consumer...................                  3,839     6,249     6,791
                                            -------   -------   -------
   Total loans originated...                 11,017    15,281    13,037
                                            -------   -------   -------
Loan principal repayments..                  13,249    16,063    16,157
Increase (decrease) in
 other items, net...........                     53      (354)       84
                                            -------   -------   -------
Total loans at
 end of period..............                $54,842   $57,021   $58,157
                                            =======   =======   =======

     LOAN COMMITMENTS. The Banks issue, without fee, commitments for one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and at a specified interest rate and are honored for up to three months from the date of loan approval. The savings Bank had outstanding net loan commitments of approximately $419,000 at December 31, 1996, of which $247,000 were for fixed rate loans. In addition, the Banks had commitments to fund outstanding credit lines of $176,000 at December 31, 1996.

     LOAN ORIGINATION AND OTHER FEES. The Banks, in some instances, receive loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Banks is generally up to 1.0% for mortgage loans and construction loans. Current accounting standards require that origination fees received (net of certain loan origination costs) be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Banks had $13,000 of net deferred loan fees at December 31, 1996.

     NON-PERFORMING ASSETS AND DELINQUENCIES. When a mortgage loan borrower fails to make a required loan payment when due, the Banks institute collection procedures. The first written notice is mailed to a delinquent borrower 10-15 days after the due date, followed by a second written notice mailed and a telephone call approximately 15 days thereafter. On or about 60 days after the due date, a certified letter is sent to the delinquent borrower. Foreclosure procedures are instituted on or about 90 days after the due date if the delinquency continues to that date.

     Consumer loan collection procedures are substantially the same as those for mortgage loans. In most cases, delinquencies are cured promptly; however, if, by the 120th day of delinquency the delinquency has not been cured, the Banks begin legal action to repossess the collateral. At the 120th day of delinquency, the Banks charge off the full principal amount of the loan.

     The Board of Directors is informed monthly as to the status of all mortgage and consumer loans that are delinquent more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Banks.

     The following table sets forth information regarding the Banks' delinquent loans, excluding loans 90 days or more delinquent and accounted for on a non-accrual basis.

                                                  At December 31,
                         -----------------------------------------------------------------------
                               1996                     1995                    1994
                         ---------------------  ------------------------  ----------------------
                                    Percentage                Percentage              Percentage
                         Principal   of Gross    Principal    of Gross    Principal   of Gross
                          Balance     Loans       Balance       Loans      Balance      Loans
                         ---------  ----------   ---------    ----------  ---------   ----------
                                               (Dollars in Thousands)
Loans delinquent for:
30 - 59 days.........       $757       1.37%         $443        0.76%       $379       0.64%
60 - 89 days.........        186         .34           65         0.12         56        0.10
                            ----       -----
                            $943       1.71%         $508        0.88%       $435       0.74%
                            ====       =====

     The following table sets forth information with respect to the Banks' non-performing assets at the dates indicated. The Banks have no restructured loans within the meaning of SFAS No. 15 at any of the dates indicated.



                                                               At December 31,
                                                         ---------------------------
                                                          1996      1995      1994
                                                         -------   -------   -------
                                                           (Dollars in Thousands)
Non-performing loans:
Loans accounted for on a non-accrual basis:
  Real Estate:
    Residential................................             $ 11      $ 56      $337
    Commercial.................................               14        49        --
  Consumer.....................................               54        40         6
    Total......................................               79       145       343

Accruing loans which are contractually
past due 90 days or more:
  Residential real estate......................               --        --        37
Consumer.......................................               --        14        --
    Total......................................               --        14        37

    Total non-performing loans.................                79       159       380

Real estate acquired by
  foreclosure, net.............................               117       209        64

Total non-performing assets....................              $196      $368      $444

Total non-performing loans to
  net loans....................................              0.14%     0.28%     0.65%

Total non-performing assets to
  total assets.................................               .13%     0.27%     0.31%

     Interest income which would have been recorded for the year ended December 31, 1996 and the year ended December 31, 1995 had non-accruing loans been current in accordance with their original terms amounted to approximately $7,000 and $25,000, respectively. The amounts of interest included in the results of operations on such loans for the year ended December 31, 1996 and the year ended December 31, 1995 amounted to approximately $4,000 and $18,000, respectively.

     At December 31, 1996, management of the Banks was unaware of any material loans not disclosed in the above table but where known information about possible credit problems of the borrowers caused management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms at that date and which may result in future inclusion in the non-performing assets category.

     REAL ESTATE ACQUIRED BY FORECLOSURE. The Banks had $117,000 in real estate acquired by foreclosure at December 31, 1996, which consisted of five parcels of residential real estate, the largest of which was $52,000.

     ASSET CLASSIFICATION. The Banks are subject to various regulations regarding problem assets of banks. The regulations require that each insured institution review and classify their assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Banks.

     The aggregate amounts of the Banks' classified assets including assets designated special mention and general and specific loss allowances at the dates indicated, were as follows:

                                       At December 31,
                                    ---------------------
                                    1996    1995   1994
                                    -----   ----   ----
                                      (In Thousands)
Loss........................        $  8    $  8   $ --
Doubtful....................          15      --     --
Substandard assets..........         184     344    497
Special mention.............          --      --     --
                                    ----    ----   ----

  Total.....................        $207    $352   $497
                                    ====    ====   ====

General loss allowances.....        $376    $382   $246
Specific loss allowances....           8       8     --
                                    ----    ----   ----

  Total loss allowances.....        $384    $390   $246
                                    ====    ====   ====


     ALLOWANCE FOR LOAN LOSSES. The Banks have established a systematic methodology for determining provisions for loan losses. The methodology is set forth in a formal policy and considers the need for an overall general valuation allowance as well as specific allowances for individual loans.

     In originating loans, the Banks recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Banks increase their allowance for loan losses by charging provisions for loan losses against the Banks' income.

     The allowance for loan losses is maintained to cover losses inherent in the portfolio of performing loans. Management reviews the adequacy of the allowance at least quarterly based on management's assessment of numerous factors, including, but not necessarily limited to, general economic conditions, consolidated loan portfolio composition, prior loss experience, and independent appraisals. In addition to the allowance for estimated losses on identified problem loans, an overall unallocated allowance is established to provide for unidentified credit losses. In estimating such losses, management considers various risk factors including geographic location, loan collateral, and payment history. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.

     At December 31, 1996, the Banks had an allowance for loan losses of $384,000. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the consolidated portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     While the Banks believe they have established their existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Banks' consolidated loan portfolio, will not request the Banks to increase significantly their allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Banks' financial condition and results of operations.

     The following table sets forth an analysis of the Banks' allowances for loan losses for the periods indicated.



                                                      Year Ended December 31,
                                                     ------------------------
                                                      1996     1995      1994
                                                     ------  --------  -------
                                                       (Dollars in Thousands)
Allowance at beginning of period.........            $390      $246      $207

Provision for loan losses................              33       161        69
Recoveries...............................               3        --        --

Charge-offs:
  Residential real estate................              --        --       (23)
  Consumer...............................             (42)      (17)       (7)
                                                     ----      ----      ----
    Total charge-offs....................             (42)      (17)      (30)
                                                     ----      ----      ----
  Allowance at end of period.............            $384      $390      $246
                                                     ====      ====      ====
Ratio of allowance to total
  loans outstanding at
  the end of the period..................            0.70%     0.68%     0.42%
                                                     ====      ====      ====

Ratio of net charge-offs to
  average loans outstanding
  during the period......................            0.07%     0.03%     0.05%
                                                     ====      ====      ====

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. The portion of the allowance to each loan category does not necessarily represent the total available for losses within that category since the total allowance applies to the entire consolidated loan portfolio. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.


                                                                           At December 31,
                                   ------------------------------------------------------------------------------------------
                                              1996                               1995                       1994
                                   ----------------------------   ----------------------------   ----------------------------
                                             As a %    % of                 As a %    % of                 As a %    % of
                                             of Out-   Loans in             of Out-   Loans in             of Out-   Loans in
                                            standing   Category            standing   Category            standing   Category
                                            Loans in   to Total            Loans in   to Total            Loans in   to Total
                                   Amount   Category   Loans      Amount   Category   Loans      Amount   Category   Loans
                                   ------   --------   --------   ------   --------   --------   ------   --------   --------
                                                                         (Dollars in Thousands)
Real estate - mortgage:
 Residential .................       $244       .54%    82.2%      $244       0.51%      82.4%    $143       0.30%      81.8%
 Commercial...................         69      2.27      5.5         69       2.40        5.0       42       1.17        6.1
 Agriculture and land.........          5       .56      1.6          5       0.54        1.6        3       0.36        1.4
Consumer .....................         66      1.11     10.7         72       1.13       11.0       58       0.91       10.7
                                     ----     -----    -----       ----     ------     ------     ----      -----     ------
 Total allowance for
 loan losses...................      $384              100.0%      $390                100.0%     $246                100.0%
                                     ====              =====       ====                ======     ====                ======

INVESTMENT ACTIVITIES

     GENERAL. The Banks' policies generally limit investments to U.S. Government and agency securities, certificates of deposit in other financial institutions and municipal bonds, and mortgage-backed securities. All of the Banks' investment securities are subject to market risk insofar as an increase in market rates of interest may cause a decrease in their market value. Investment decisions are made by the Company's Chairman, President and Chief Financial Officer Michael W. Welge and reported at the monthly Board of Directors' meetings.

     At December 31, 1996, the Banks' investment portfolio totaled $69.8 million and consisted principally of United States Government and agency obligations, mortgage-backed securities, certificates of deposit in other financial institutions, municipal obligations, interest-bearing deposits, FHLB stock and FRB stock. At December 31, 1996, the Banks' investment portfolio did not contain any securities of a single issuer (other than the United States Government and agencies thereof) which had an aggregate book value in excess of 10% of the Banks' equity at that date.

     The Banks adopted SFAS 115 effective January 1, 1994. SFAS 115 requires that investments be categorized as held to maturity, trading, or available for sale, based upon management's intent as to the ultimate disposition of each security acquired. As of December 31, 1996, the held to maturity investment portfolio of the Banks contained securities with an amortized cost of $36.3 million and a fair value of $36.2 million and consisted of United States agency obligations, municipal and state obligations and mortgage-backed bonds. At December 31, 1996, the Banks' investment securities available for sale portfolio consisted of U.S. Government obligations, stock in Federal Home Loan Bank, and stock in Federal Reserve Bank with an amortized cost of $12.5 million and a fair value of $12.5 million. At December 31, 1996, the Banks held no securities that were classified as trading securities.

     INVESTMENT STRATEGY. Historically, the Banks have maintained a substantial proportion of their assets in investments and mortgage-related securities. The objectives of these investments are to: (i) provide sufficient liquidity to fund the operational needs of the Banks, (ii) provide a stable base of income with minimal credit risk, (iii) invest those deposit funds in excess of the mortgage and consumer lending volumes available to the Banks in their market area, (iv) invest the deposit and reverse repurchase agreement funds attributable to Gilster-Mary Lee, and (v) generally assist in managing the interest rate risk of the Banks. The Banks invest in U.S. Government and U.S. Government agency securities, securities of U.S. Government-sponsored enterprises (e.g., FNMA and FHLMC), tax-exempt securities of states and municipalities, short-term interest-bearing deposits and federally insured certificates of deposits in other financial institutions, FHLB-Chicago stock, Federal Reserve Bank stock, and mortgage-related securities (including mortgage-backed securities and collateralized mortgage obligations). The foregoing securities serve different functions within the context of the Banks' investment practices.

     U.S. Government securities, all of which were available for sale at December 31, 1996, function as the Banks' principal source of liquidity for their operations. Accordingly, the Banks limit maturities to five years or less and typically purchase shorter maturities of two years or less. Though the primary function of the U.S. Government securities portfolio is liquidity, the Banks seek to improve the yield or expected total return of the portfolio by selectively readjusting the maturity structure of the portfolio as securities mature, or occasionally, through sale and investment.

     U.S. Government agency, Government-sponsored enterprise, and tax-exempt state and municipal securities and short-term interest-bearing deposits and federally insured certificates of deposits in other financial institutions function as an income base and non-lending investment vehicle for the Banks. Management views the foregoing investments generally as substitutes of each other, and the relative proportion of them in the portfolio depends on the relative yields of each as compared to their perceived credit risks and interest rate sensitivities. As these investments mature, the Banks seek to reinvest the proceeds in those investments that, at that time, provide an attractive trade-off among the foregoing factors. With respect to the tax-exempt state and municipal securities portfolio, the Banks also seek to invest so as to meet specific community needs in their primary market area and to take advantage of the federal and, on some securities, state tax exemption for the interest thereon. As a general rule, the Banks limit their tax-exempt investments to those having a rating by a nationally recognized statistical rating organization of "AA" or better or those unrated securities issued by entities within their market area. Generally, the Banks also limit the maturities of all of the foregoing securities to five years or less. Currently, the Banks plan to replace maturing certificates of deposit with other types of investments.

     MORTGAGE-BACKED SECURITIES. The Banks purchase mortgage-backed securities primarily to supplement their lending activities and, to a lesser extent, to:
(1) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Banks as a result of the guarantees provided by FHLMC, FMNA, and GNMA; (iii) enable the Banks to use mortgage-backed securities as collateral for financing; and (iv) increase the Banks' liquidity.

     The Banks have invested primarily in federal agency securities, principally FNMA, FHLMC and GNMA. The Banks also invest in collateralized mortgage obligations ("CMOs") that have fixed interest rates. At December 31, 1996, net mortgage-backed and related securities totaled $15.9 million, or 10.9% of total assets. At December 31, 1996, 10.7% of the mortgage-backed and mortgage related securities were adjustable-rate and 89.3% were fixed rate.
The mortgage-backed securities portfolio had coupon rates ranging from 5.00% to 12.00% and had a weighted average yield of 6.30% at December 31, 1996. The estimated fair value of the Banks' mortgage-backed securities available for sale at December 31, 1996 was $1.9 million.

     Mortgage-backed securities (which also are known as mortgage participate certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally United States Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Banks. Such United States Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, FNMA and the GNMA. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Banks. These types of securities also permit the Banks to optimize their regulatory capital because they have a low risk weighting.

     CMOs are generally classified as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. The Banks held investment grade CMOs with a net carrying value of $8.3 million at December 31, 1996. CMOs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by United States Government agencies and government sponsored entities. At December 31, 1996, the Banks did not own any privately issued CMOs.

     Derivatives also include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Banks have not invested in, and currently do not intend to invest in, these "off balance sheet" derivative instruments, although the Banks' investment policies do not prohibit such investments. The Banks evaluate their mortgage-related securities portfolio quarterly for compliance with applicable regulatory requirements, including testing for identification of high risk investments pursuant to Federal Financial Institutions Examination Counsel standards. At December 31, 1996, the Banks did not have any derivatives or high risk securities.

     Of the Banks' $15.9 million mortgage-backed securities portfolio at December 31, 1996, $10.0 million with a weighted average yield of 6.38% had contractual maturities within ten years and $5.9 million with a weighted average yield of 6.15% had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Banks may be subject to reinvestment risk because, to the extent that the Banks' mortgage-backed securities amortize or prepay faster than anticipated, the Banks may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.
At December 31, 1996, adjustable-rate investments accounted for 10.7% of the Banks' mortgage-backed securities portfolio.

     The following table sets forth the composition of the Banks' mortgage-backed securities portfolio at the dates indicated.

                                                                            At December 31,
                                               -------------------------------------------------------------------------
                                                       1996                     1995                     1994
                                               ----------------------   -----------------------  ----------------------
                                               Carrying    Percent of   Carrying     Percent of  Carrying    Percent of
                                                 Value     Portfolio     Value       Portfolio     Value     Portfolio
                                               --------    ----------   --------     ----------  --------    ----------
                                                                        (In Thousands)
Mortgage-backed securities:
  Available for sale (at
    market value):
  GNMA....................................      $   450        2.83%    $   517         3.35%     $    --           --%
  FNMA....................................        1,449        9.12       1,690        10.97           --           --
                                                -------      ------     -------       ------      -------       ------

   Total mortgage-backed
   securities available for sale..........        1,899       11.95       2,207        14.32           --           --
                                                -------      ------     -------       ------      -------       ------

Held to maturity (at amortized costs):
GNMA......................................        1,335        8.40       1,515         9.83        2,626        19.99
FNMA......................................          124        0.78         153         0.99        3,117        23.73
FHLMC.....................................        4,200       26.42       5,326        34.56        7,393        56.28
Collateralized mortgage obligations.......        8,339       52.45       6,212        40.30           --           --
                                                -------      ------     -------       ------      -------       ------

  Total mortgage-backed
   securities held to maturity............       13,998       88.05      13,206        85.68       13,136       100.00
                                                -------      ------     -------       ------      -------       ------

  Total mortgage-backed securities........      $15,897      100.00%    $15,413       100.00%     $13,136       100.00%
                                                =======      ======     =======       ======      =======       ======

     The following table shows purchases, sales and repayments of mortgage-backed securities during the periods indicated.

                                                  Year Ended December 31,
                                                ---------------------------
                                                  1996      1995      1994
                                                -------   -------   -------
                                                    (In Thousands)
Mortgage-backed securities, net,
  at beginning of period                        $15,413   $13,136   $ 7,402
Purchases..................................       2,981     6,200     8,060
Sales......................................          --    (2,409)       --
Repayments.................................      (2,519)   (1,637)   (2,341)
Increase (decrease) in other items, net....          22       123        15
                                                -------   -------   -------
Mortgage-backed securities, net,
  at end of period.........................     $15,897   $15,413   $13,136
                                                =======   =======   =======

     The following tables set forth the composition of the Banks' investment portfolio at the dates indicated.



                                                                                          At December 31,
                                                                  -----------------------------------------------------------------
                                                                          1996                  1995                 1994
                                                                  --------------------  --------------------  ---------------------
                                                                  Carrying  Percent of  Carrying  Percent of  Carrying  Percent of
                                                                   Value    Portfolio     Value   Portfolio     Value   Portfolio
                                                                  --------  ----------  --------  ----------  --------  ----------
                                                                                      (Dollars in Thousands)
Investment securities:
  Available for sale (at market value)-
    securities of U.S. government                                  $11,475      16.4%    $ 6,524     11.3%    $    --         --%
  Held to maturity (at cost):
    Securities of U.S. government..........                             --        --          --       --      11,743       18.2
    Securities of U.S. agencies............                         14,512      20.8      10,017     17.4       7,392       11.5
    Mortgage-backed bonds..................                         10,912      15.6       8,606     15.0       7,296       11.3
    Securities of states and municipalities                         10,830      15.5      13,199     22.9      14,679       22.8
                                                                   -------     -----     -------    -----     -------      -----
      Total investment securities held to
        maturity...............................                     36,254      51.9      31,822     55.3      41,110       63.8
                                                                   -------     -----     -------    -----     -------      -----
      Total investment securities                                   47,729      68.3     $38,346     66.6      41,110       63.8
Interest-bearing deposits..............                              4,192       6.0       3,493      6.1       1,623        2.5
Federal funds sold.....................                             16,000      22.9       5,400      9.4       2,500        3.9
Certificates of deposit................                                888       1.3       9,762     16.9      18,582       28.9
FHLB stock, at cost....................                                622       0.9         604      1.0         595        0.9
FRB stocks, at cost                                                    411       0.6          --       --          --         --
                                                                   -------     -----     -------    -----     -------      -----
      Total investments                                            $69,842     100.0%    $57,605    100.0%    $64,410      100.0%
                                                                   =======     =====     =======    =====     =======      =====

                                                                                   At December 31, 1996
                                               ----------------------------------------------------------------------------------
                                                                       More than           More than
                                                One Year or Less    One to Five Years    Five to Ten Years    More than Ten Years
                                               -------------------  -------------------  -------------------  -------------------
                                                          Weighted             Weighted             Weighted             Weighted
                                               Carrying    Average  Carrying    Average  Carrying    Average  Carrying    Average
                                                Value      Yield     Value      Yield     Value      Yield     Value      Yield
                                               --------   --------  --------   --------  --------   --------  --------   --------
                                                                                 (Dollars in Thousands)
Investment securities:
  Available for sale (at market value)-
  securities of U.S. government               $ 5,510      5.44%    $ 5,965      5.27%    $   --        -- %     $--         -- %
  Held to maturity (at amortized cost):                                                       --        --        --         --
  Securities of U.S. agencies                   9,983      5.56%      4,529      6.23%        --        --        --         --
  Mortgage-backed bonds                         8,812      5.64%      2,100      5.80%        --        --        --         --
  Securities of states and
  municipalities(1)....................         4,590      5.37%      4,352      5.40%     1,599      6.60%       289      6.30%
                                              -------               -------               ------                 ----
   Total investment securities                $28,895      5.53%    $16,946      5.63%    $1,599      6.60%      $289      6.30%
                                              =======               =======               ======                 ====

(1) Tax exempt state and municipal securities are presented on a tax equivalent basis.
--
     U.S. GOVERNMENT AND AGENCY OBLIGATIONS. The Banks' portfolio of United States Government and agency obligations had a fair value of $26.0 million ($26.0 million at amortized cost) at December 31, 1996. The portfolio consisted of short to medium-term (up to five years) securities, of which $11.5 million (at amortized cost) of U.S. Government obligations were held in the Banks' available for sale portfolio.

     MUNICIPAL BONDS. The Banks' municipal bond portfolio, which at December 31, 1996, totaled $10.8 million at estimated fair value ($10.8 million at amortized cost), was comprised primarily of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed only by revenues from the specific project being financed) issued by various housing authorities and public hospital, water and sanitation districts in various states. At December 31, 1996, general obligation bonds and revenue bonds totaled $8.2 million and $2.6 million, respectively. The bonds are purchased with laddered maturities of up to four years with an average principal amount of approximately $250,000. Most of the municipal bonds are rated by a nationally recognized statistical rating organization (e.g., Moody's or Standard and Poor's) and the unrated bonds have been purchased principally from local authorities. At December 31, 1996, the Banks' municipal bond portfolio was comprised of 80 bonds, the average principal amount of which was $136,000. At such date the weighted average life of the portfolio was approximately 3.5 years and had a weighted average coupon rate of 5.30%. At that date, the largest security in the portfolio was a revenue bond issued by a local government, with an amortized cost of $1.0 million and a fair value of $1.0 million. Because interest earned on municipal bonds is exempt from federal, and, in certain cases, state and local income taxes, the municipal bond portfolio has contributed to an effective income tax rate for the Banks below the federal tax rate and one that the Banks believe is below their peers.

     CERTIFICATES OF DEPOSIT. The Banks have invested in certificates of deposit at other banks with maturities of six months to five years and at December 31, 1996 had $888,000 of such deposits. In order to obtain FDIC insurance coverage, these deposits are placed at various financial institutions throughout the United States by a broker in amounts less than $100,000.

     GOVERNMENT SPONSORED ENTERPRISE SECURITIES. At December 31, 1996, the Banks' held to maturity investment portfolio included securities issued by the FNMA and the FHLMC. At December 31, 1996, such bonds had an aggregate amortized cost of $10.9 million, an average life of approximately 2 months, and an average coupon rate of 5.67%.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits, repurchase agreements and loan repayments are the major sources of the Banks' funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Chicago or reverse repurchase agreements may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At December 31, 1996, the Banks had no borrowings from the FHLB-Chicago. At December 31, 1996, the Banks had $11.3 million outstanding in reverse repurchase agreements which resulted from a transfer of funds in 1995 from a money market deposit account to a reverse repurchase agreement.

     DEPOSIT ACCOUNTS. Substantially all of the Banks' depositors are residents of the State of Illinois or Missouri. Deposits are attracted from within the Banks' market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of their deposit accounts, the Banks consider current market interest rates, profitability to the Banks, matching deposit and loan products and their customer preferences and concerns. The Banks review their deposit mix and pricing weekly.

     The following table sets forth certain information concerning the Banks' time deposits and other interest-bearing deposits at December 31, 1996.


  Weighted                                                                     Percentage
  Average        Original                             Minimum                   of Total
Interest Rate      Term         Category              Amount       Balance      Deposits
-------------    --------   ------------------------  ---------  ----------   -----------
                                                        (in thousands)
   -- %          None       Non-interest bearing      $   100    $    564        0.55%
                            checking
   1.90          None       NOW accounts                  100       8,686        8.49
   3.36          None       Money market demand         2,500      16,684       16.32
   2.75          None       Passbook                       30      10,142        9.92

                            Certificates of Deposit
                            -----------------------

   3.50         91-day      Fixed-term, fixed-rate        500         202        0.20
   4.51        4 months     Fixed-term, fixed-rate      5,000         624        0.61
   4.50        6 months     Fixed-term, fixed-rate        500       9,387        9.18
   4.60        6 months     Fixed-term, fixed-rate     50,000       1,800        1.76
   4.92         1 year      Fixed-term, fixed-rate        500      11,264       11.01
   5.09        18 months    Fixed-term, fixed-rate        500       2,952        2.89
   5.71        30 months    Fixed-term, fixed-rate        100       8,595        8.41
   5.52        30 months    Fixed-term, fixed-rate        500      27,724       27.11
   5.03         4 years     Fixed-term, fixed-rate        500         796        0.78
   7.75         6 years     Fixed-term, fixed-rate        500          39        0.04
   4.95         Various     Fixed-term, fixed-rate    100,000       2,788        2.73
                                                                 --------       -----
                                                                 $102,247       100.0%
                                                                 ========       =====

     The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996.

                                                      Certificates
                         Maturity Period               of Deposit
               ------------------------------------   --------------
                                                     (In Thousands)
               Three months or less...............       $1,056
               Over three through six months......        4,148
               Over six through 12 months.........          415
               Over 12 months.....................        1,511
                                                         ------
               Total..............................       $7,130
                                                         ======

DEPOSIT FLOW

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Banks at the dates indicated.

                                                                           At December 31,
                                          -----------------------------------------------------------------------------------
                                                       1996                            1995                       1994
                                          ------------------------------  -------------------------------  ------------------
                                                     Percent                          Percent                        Percent
                                                       of      Increase                 of      Increase               of
                                           Amount     Total   (Decrease)   Amount      Total   (Decrease)   Amount    Total
                                          --------   -------  ----------  --------   -------   ----------  --------   -------
                                                                          (Dollars in Thousands)
Non-interest-bearing checking....         $    564     0.55%   $   516    $     48     0.04%   $    (15)   $     63     0.05%
NOW checking.....................            8,686     8.49       (195)      8,881     8.32         195       8,686     6.70
Passbook.........................           10,142     9.92       (327)     10,469     9.81        (970)     11,439     8.82
Money market demand(1)...........           16,684    16.32         28      16,656    15.61     (15,905)     32,561    25.10
Fixed-rate certificates
which mature in the year
ending(2)(3):....................
  Within 1 year..................           38,673    37.83     (7,755)     46,428    43.51      (5,031)     51,459    39.67
  After 1 year, but
  within 2 years.................           20,890    20.43      7,700      13,190    12.36      (5,824)     19,014    14.66
  After 2 years, but
  within 5 years.................            6,608     6.46     (4,438)     11,046    10.35       4,556       6,490     5.00
                                          --------   -------   --------   --------   -------   ---------   --------   -------
    Total........................         $102,247   100.00%   $(4,471)   $106,718   100.00%   $(22,994)   $129,712   100.00%
                                          ========   =======   ========   ========   =======   =========   ========   =======


(1) The reduction in the balance of money market demand accounts in 1995 was the result of a $15.0 million transfer to reverse repurchase agreements by Gilster-Mary Lee during the year ended December 31, 1995.

(2) At December 31, 1996, 1995, and 1994, jumbo certificates amounted to $7.1 million, $5.8 million and $7.5 million, respectively.

(3) IRA accounts included in certificate balances are $8.6 million, $8.6 million and, $9.0 million at December 1, 1996, 1995 and 1994, respectively.

TIME DEPOSITS BY RATES

     The following table sets forth the time deposits in the Banks classified by rates at the dates indicated.

                                 At December 31,
                            ------------------------
                             1996     1995     1994
                            -------  -------  -------
                                (In Thousands)
2.00 - 3.99%.......              --      195  $11,110
4.00 - 5.99%.......          66,108   66,132   64,973
6.00 - 7.99%.......              63    4,306      789
8.00 - 9.99%.......              --       31       92
                            -------  -------  -------
   Total...........         $66,171  $70,664  $76,964
                            =======  =======  =======

     The following table sets forth the amount and maturities of time deposits at December 31, 1996.

                               Amount Due
                                                                          Percent
                                        Over     Over    Over              of Total
                          Less than     1-2      2-3      3-4              Certificate
                          One Year     Years     Years    Years  Total    Accounts
                          ---------    -------   ------   -----  -------
2.00 - 3.99%.......       $    --          --        --      --       --
4.00 - 5.99%.......        38,636      20,880     6,551      41   66,108
6.00% - 7.99%......            38          10        15      --       63
8.00 - 9.99%.......            --          --        --      --       --
                          -------     -------    ------     ---  -------
     Total.........       $38,674     $20,890    $6,566     $41  $66,171
                          =======     =======    ======     ===  =======

     The following table sets forth the average balances and interest rates based on monthly balances for transaction accounts and certificates of deposit for the periods indicated.



                                                                      Year Ended December 31,
                                    ---------------------------------------------------------------------------
                                             1996                      1995                      1994
                                    ---------------------      ---------------------      ---------------------
                                    Interest-                  Interest-                  Interest-
                                    Bearing      Certifi-      Bearing      Certifi-      Bearing      Certifi-
                                    Demand       cates of      Demand       cates of      Demand       cates of
                                    Deposits     Deposit       Deposits     Deposit       Deposits     Deposit
                                    --------     --------      ---------    --------      ---------    --------
Average Balance.......              $40,889       $66,015        $40,943      $79,365       $52,771      $78,275
Average Rate..........                2.80%         5.17%          3.28%        4.96%         3.14%        4.39%

     The following table sets forth the savings activities of the Banks for the periods indicated.

                                            Year Ended December 31,
                                         ----------------------------
                                           1996      1995      1994
                                         --------  --------  --------
                                                (In Thousands)
Beginning Balance.............           $106,718  $129,712  $130,231
Net increase (decrease)
before interest credited                   (7,569)  (26,610)   (4,441)
Interest credited                           3,098     3,616     3,922
                                         --------  --------  --------
Net increase (decrease) in
savings deposits..............             (4,471)  (22,994)     (519)
                                         --------  --------  --------
Ending Balance................           $102,247  $106,718  $129,712
                                         ========  ========  ========

BORROWINGS

     The Banks have the ability to use advances from the FHLB-Chicago to supplement their supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Chicago functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Chicago, the Banks are required to own capital stock in the FHLB-Chicago and is authorized to apply for advances on the security of such stock and certain of their mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.
Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. During the years ended December 31, 1996, 1995 and 1994, the Banks had no borrowings from the FHLB-Chicago, although it may decide to make use of such instruments in the future.

     The Banks also use reverse repurchase agreements due generally within one year as a source of funds. At December 31, 1996, reverse repurchase agreements totaled $11.3 million with a weighted average interest rate of 4.93% secured by a pledge of certain investment and mortgage-backed securities with an amortized cost of $12.6 million and a market value of $12.5 million. See "1996 Annual Report - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The following tables set forth certain information regarding short-term borrowings by the Banks at the dates and for the periods indicated.

                                             At December 31,
                                          ---------------------
                                          1996    1995     1994
                                          -----   -----    ----
Weighted average rate paid on
securities sold under agreements
to repurchase.......................      4.93%   5.10%      --


                                                               At or For the Year
                                                               Ended December 31,
                                                           --------------------------
                                                            1996       1995     1994
                                                           -------    -------   -----
                                                              (Dollars in Thousands)
Maximum amount of securities sold
under agreements to repurchase
at any month end....................................       $18,340    $15,000      --
Approximate average securities sold
under agreements to repurchase
outstanding.........................................       $15,057     $3,750      --
Approximate weighted average rate
paid on securities sold under
agreements to repurchase(1).........................         4.93%      5.17%      --

(1) Computed using the weighted rates of each individual transaction.

COMPETITION

     In the face of significant competition by financial and non-bank entities over the last few years, the Banks have had limited success in increasing their retail deposit base, excluding the historical benefit of the large corporate relationship with Gilster-Mary Lee and the Heritage Federal acquisition. The Banks compete for deposits and loans with a number of financial institutions in a four contiguous county market area that has approximately 135,000 people. In three of the counties served, the Banks' market share is low and average branch size is below average. A number of the competing financial institutions are larger than the Banks and are subsidiaries of larger regional bank holding companies. The Banks also face competition, to an unquantifiable extent, from money market mutual funds and local and regional securities firms.

PERSONNEL

     As of December 31, 1996, the Banks had 37 full-time employees and six part time employees, none of whom were represented by a collective bargaining unit. The Banks believe their relationships with their employees is good.

REGULATION OF THE BANKS

     The Banks are national banks subject to regulation, supervision and examination by the OCC. In addition, the Banks' deposits are insured by the FDIC up to the maximum amount permitted by law, and are therefore subject to regulation, supervision and examination by the FDIC. See "1996 Annual Report -
Note 11 Regulatory Matters."

     The Company and the Banks are legal entities separate and distinct. Various legal limitations restrict the Banks from lending or otherwise supplying funds to the Company (an "affiliate"), generally limiting such transactions with the affiliate to 10% of each bank's capital and surplus, and limiting all such transactions to 20% of each bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to each bank as those prevailing at the time for transactions with unaffiliated companies.

     Federal banking laws and regulations govern all areas of the operation of the Banks, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Banks have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent the Banks from engaging in unsafe or unsound practices.

     Federally insured banks are subject, with certain exceptions, to certain restrictions or extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

     Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

     Dividends from the Banks will constitute the major source of funds for dividends to be paid by the Company. The amount of dividends payable by the Banks to the Company will depend upon the Banks' earnings and capital position, and is limited by federal and state laws, regulations and policies.

     As national banks, the Banks may not pay dividends from their paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the proceeding two years, less any required transfers to surplus.

     The OCC has the authority to prohibit any bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the bank, could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. Moreover, the Federal Reserve has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company's ability to serve as a source of strength.

     The amount of dividends actually paid during any one period are strongly affected by the Banks' management policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

BANK HOLDING COMPANY REGULATION

     GENERAL. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act ("BHCA") and the regulations of the Federal Reserve. As a bank holding company, the Company is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to require that a Company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

     Any direct or indirect acquisition by a bank holding company or its subsidiaries of more than 5% of the voting shares of, or substantially all of the assets of, any bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are "principally conducted", may not be approved by the Federal Reserve unless the laws of the state in which the bank to be acquired is located specifically authorize such an acquisition. The term "principally conducted" generally means the state in which the total deposits of all banking subsidiaries is the largest. The Company's business is "principally conducted" in the State of Illinois. Most states have authorized interstate bank acquisitions by out-of-state bank holding companies on either a regional or a national basis, and most such statues require the home state of the acquiring bank holding company to have enacted a reciprocal statue. Illinois law permits bank holding companies located outside Illinois to acquire bank or bank holding companies located in Illinois subject to the requirements that the laws of the state in which the acquiring bank holding company is located permit bank holding companies located in Illinois to acquire banks or bank holding companies in the acquiror's state and that the laws of the state in which the acquiror is located are not unduly restrictive when compared to those imposed by the laws of Illinois.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statue or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company, performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Company has no present plans to engage in any of these activities.

     DIVIDENDS. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve pursuant to FDICIA, the Federal Reserve may prohibit a bank holding company from paying any dividends if the Company's bank subsidiary is classified as "undercapitalized."

     Bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

     CAPITAL REQUIREMENTS. The Federal Reserve has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks under the OCC's regulations. The Federal Reserve regulations provide that capital standards will generally be applied on a bank only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets.

FEDERAL SECURITIES LAWS

     The common stock of the Company is registered with the Securities Exchange Commission (the "SEC") and is subject to the disclosure, proxy solicitation, insider trading restrictions and other requirements of the federal securities laws. Shares of the Common Stock purchased by persons who are not affiliates
of the Company may be resold without registration.   Shares purchased by an
affiliate of the Company may comply with the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances. There are currently no demand registration rights outstanding. However, in the event the Company, at some future time, determines to issue additional shares from its authorized but unissued shares, the Company might offer registration rights to certain of its affiliates who want to sell their shares.

ITEM 2. Properties

     The following table sets forth the Banks' offices, as well as certain additional information relating to the offices, as of December 31, 1996.


                                                Year      Building        Land         Building
Location                       County          Opened   Owned/Leased  Owned/Leased  Square Footage     Deposits
--------                       ------          -------  ------------  ------------  --------------  --------------
                                                                                                    (In Thousands)
Chester National Bank
Main Office
---------------------

1112 State Street
Chester, Illinois 62233        Randolph         1919       Owned         Owned              10,345         $57,662

Chester National Bank
Branch Offices
---------------------

2467 West Main
Carbondale, Illinois
62903                          Jackson          1988     Leased(2)       Leased              3,400           5,008

101 South Main
Pinckneyville,
Illinois 62274                 Perry           1989(1)     Owned         Owned               1,950           9,819

165 West Broadway
Sparta, Illinois 62286         Randolph        1989(1)     Owned         Owned              11,142          26,712

1414 South Main
Red Bud, Illinois 62278        Randolph        1989(1)     Owned         Owned               1,032           5,572

Chester National Bank
Loan Production Office
-----------------------

125 South Broadview
Plaza, Suite #1
Cape Girardeau,
Missouri 63703                 Cape Girardeau   1995     Leased(3)       Leased                720             N/A

Chester National Bank
of Missouri Main
Office
-----------------------

1010 North Main
Perryville, Missouri
63775                          Perry            1990       Owned         Owned               3,900           3,742


(1) Acquired in connection with the acquisition of Heritage Federal in 1989.

(2) Lease expires in 1997 with an option to renew.

(3) Lease expires in June 1997 with an option to renew.

ITEM 3. Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Banks, such as claims to enforce liens, condemnation proceedings on properties in which the Banks hold security interests, claims involving the making and servicing of real property loans and other issues incident to the Banks' business. The Banks are not parties to any pending legal proceedings that management believes would have a material adverse effect on the financial condition or operations of the Banks.

ITEM 4. Submission of Matters to a Vote of the Security Holders

During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The section of Annual Report to the Stockholders for the fiscal year ended December 31, 1996, entitled "Common Stock and Related Matters" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 6. Selected Financial Data.

The section of the Annual Report to the Stockholders for the fiscal year ended December 31, 1996, entitled "Selected Consolidated Financial Information" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The section of the Annual Report to the Stockholders for the fiscal year ended December 31, 1996, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.


ITEM 8. Financial Statements and Supplementary Data.

The sections of the Annual Report to the Stockholders for the fiscal year ended December 31, 1996, entitled "Chester Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Income," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows," "Chester Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 1996 and 1996" are hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable. See prior disclosure previously reported in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The sections of the 1997 Proxy Statement, entitled "Proposal I - Election of Directors," and "Compliance with Section 16(a) of the Exchange Act," as well as the "Employment Agreements" portion of the section entitled "Executive Compensation," are hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.


ITEM 11. Executive Compensation.

The section of the 1997 Proxy Statement, entitled "Executive Compensation," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The section of the 1997 Proxy Statement, entitled "Security Ownership of Certain Beneficial Owners and Management," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.


ITEM 13. Certain Relationships and Related Transactions.

The section of the 1997 Proxy Statement, entitled "Transactions with Management," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

The following information appearing in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996 is incorporated by reference as Exhibit 13 to this Annual

Report on Form 10-K. No other sections of such Annual Report are incorporated herein by this reference.


Annual Report Sections

Independent Auditors' Report

Chester Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets for the
     Years Ended December 31, 1996, 1995, and 1994.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Income for the Years Ended December 31, 1996, 1995, and 1994.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Stockholders'
     Equity for the Years Ended December 31, 1996, 1995, and 1994.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994.

Chester Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial
     Statements December 31, 1996 and 1995.


(a)(2) Financial Statement Schedules.  Not applicable.

(a)(3) Exhibits


                                                                             Reference to Prior
                                                                             Filing or Exhibit
Regulation S-K                                                               Number Attached
Exhibit Number        Document                                               Hereto
--------------------  --------                                               --------------------
2                     Plan of Conversion of Chester Savings Bank, FSB        (1)
3.1                   Certificate of Incorporation of Chester Bancorp, Inc.  (1)
3.2                   Bylaws of Chester Bancorp.                             (1)
10.1                  Employment Agreement with Michael W. Welge*            (1)
10.2                  Employment Agreement with Edward K. Collins*           (1)
10.3                  Stock Option Plan*                                     (1)
10.4                  Management Recognition and Development Plan*           (1)
10.5                  Employee Stock Ownership Plan and Trust Agreement*     (1)
10.6                  Amended and Restated Director Emeritus Plan            (1)
13                    Annual Report to Stockholders for Fiscal Year Ended    13
                      December 31, 1996.
21                    Subsidiaries of Chester Bancorp, Inc.                  (1)

27                    Financial Data Schedule                                27

99                    Proxy Statement for the 1997 Annual meeting of the     99
                      Stockholders of Chester Bancorp, Inc.

(1) Filed as exhibits to the Company's Registration Statement on Form S-1 filed with the SEC on August 12, 1996. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

* These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.


(b) Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Chester Bancorp, Inc.


March 31, 1997                  By /s/ Michael W. Welge
                                   -----------------------------------
                                   Michael W. Welge,
                                   Chairman of the Board, President,
                                   Chief Financial Officer, and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 31, 1997                  By /s/ Edward K. Collins
                                   -----------------------------------
                                   Edward K. Collins,
                                   Treasurer, Secretary, and Director

March 31, 1997                  By /s/ Allen R. Verseman
                                   -----------------------------------
                                   Allen R. Verseman,
                                   Director

March 31, 1997                  By /s/ Carl H. Welge
                                   -----------------------------------
                                   Carl H. Welge,
                                   Director

March 31, 1997                  By /s/ Howard A. Boxdorfer
                                   -----------------------------------
                                   Howard A. Boxdorfer,
                                   Director

March 31, 1997                  By /s/ Thomas E. Welch, Jr.
                                   -----------------------------------
                                   Thomas E. Welch, Jr.
                                   Director

March 31, 1997                  By /s/ John R. Beck, M.D.
                                   -----------------------------------
                                   John R. Beck, M.D.
                                   Director

March 31, 1997                  By /s/ James C. McDonald
                                   -----------------------------------
                                   James C. McDonald,
                                   Director