Form 10-Q
period 1997-03-31
CHESTER BANCORP INC
filed 1997-05-14
CIK 1010838

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                        Commission file number:  000-21167

                         ------------------------------

                              Chester Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

                         ------------------------------

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   37-1359570
                      (I.R.S. Employer Identification No.)

  1112 State Street, Chester, Illinois                                   62233
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

                                 Yes [ ]  No [X]

    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 2,182,125 on March 31, 1997.

                                    FORM 10-Q
                                      Index

                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets...........................        2

                 Consolidated Statements of Income.....................        3

                 Consolidated Statement of Stockholders' Equity........        4

                 Consolidated Statements of Cash Flows.................        5

                 Notes to Consolidated Financial Statements............        6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.........        8

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.....................................       16

         Item 2. Changes in Securities.................................       16

         Item 3. Defaults upon Senior Securities.......................       16

         Item 4. Submission of Matters to a Vote
                 of Securities Holders.................................       16

         Item 5. Other Information.....................................       16

         Item 6. Exhibits and Reports on Form 8-K......................       16

Signature..............................................................       17

Exhibit Index..........................................................       18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements provided herein for periods prior to October 4, 1996 are for Chester Savings Bank, FSB (the "Bank"), which is the predecessor of Chester Bancorp, Inc. (the "Company") prior to October 4, 1996.

                         CHESTER BANCORP, INC. AND SUBSIDIARIES
                               Consolidated Balance Sheets
                          March 31, 1997 and December 31, 1996
                                       (Unaudited)
                                                             March 31,     December 31,
                                                               1997            1996
                                                          -------------   -------------
                           Assets

Cash ...................................................  $   1,782,742   $   1,925,684
Interest-bearing deposits ..............................      2,266,743       4,191,595
Federal funds sold .....................................      4,000,000      16,000,000
                                                          -------------   -------------
         Total cash and cash equivalents ...............      8,049,485      22,117,279
Certificates of deposit ................................        591,065         888,265
Investment securities:
   Available for sale, at market value .................     21,455,890      12,508,487
   Held to maturity, at cost ...........................     37,088,023      36,254,076
Mortgage-backed securities:
   Available for sale, at market value .................      1,848,590       1,898,532
   Held to maturity, at cost ...........................     16,292,277      13,998,304
Loans receivable, net ..................................     53,561,608      54,842,131
Accrued interest receivable ............................        949,327         863,692
Real estate acquired by foreclosure, net ...............        118,305         116,747
Office property and equipment, net .....................      1,922,845       1,949,535
Income taxes receivable ................................           --            18,051
Deferred tax asset, net ................................         39,021          23,792
Other assets ...........................................        349,049         363,858
                                                          -------------   -------------
                                                          $ 142,265,485   $ 145,842,749
                                                          =============   =============

          Liabilities and Stockholders' Equity

Savings deposits .......................................  $ 101,005,911   $ 102,246,850
Securities sold under agreements to repurchase .........      8,340,000      11,340,000
Accrued interest payable ...............................        122,025         112,623
Advance payments by borrowers for taxes and insurance ..        723,401         447,666
Income taxes payable ...................................        104,340            --
Accrued expenses and other liabilities .................        293,515         268,632
                                                          -------------   -------------
         Total liabilities .............................    110,589,192     114,415,771
                                                          -------------   -------------
Commitments and contingencies

Stockholders' equity::
   Common stock, $.01 par value, 3,000,000 shares
      authorized, 2,182,125 issued and outstanding
      at March 31, 1997 and December 31, 1996 ..........         21,821          21,821
   Additional paid-in capital ..........................     20,872,026      20,865,158
   Retained earnings, substantially restricted .........     12,517,959      12,271,098
   Unrealized gain (loss) on securities available
      for sale, net of tax .............................        (36,083)        (14,499)
   Unearned ESOP shares ................................     (1,699,430)     (1,716,600)
                                                          -------------   -------------
         Total stockholders' equity ....................     31,676,293      31,426,978
                                                          -------------   -------------
                                                          $ 142,265,485   $ 145,842,749
                                                          =============   =============

          See accompanying notes to unaudited consolidated financial statements

                         CHESTER BANCORP, INC. AND SUBSIDIARIES
                            Consolidated Statements of Income
                       Three Months Ended March 31, 1997 and 1996
                                       (Unaudited)
                                                                 Three Months Ended
                                                                      March 31,
                                                                 1997         1996
                                                              -----------  -----------

Interest income:
         Loans receivable ..................................  $ 1,168,220  $ 1,244,178
         Mortgage-backed securities ........................      271,684      263,074
         Investments .......................................      689,049      531,548
         Interest-bearing deposits and federal funds sold ..      175,493      241,241
                                                              -----------  -----------
                  Total interest income ....................    2,304,446    2,280,041
                                                              -----------  -----------
Interest expense:
         Savings deposits ..................................    1,088,702    1,151,227
         Securities sold under agreements to repurchase ....       84,851      183,336
                                                              -----------  -----------
                  Total interest expense ...................    1,173,553    1,334,563
                                                              -----------  -----------
                  Net interest income ......................    1,130,893      945,478
Provision for loan losses ..................................       15,000        7,500
                                                              -----------  -----------
         Net interest income after provision for loan losses    1,115,893      937,978
                                                              -----------  -----------
Noninterest income:
         Late charges and other fees .......................       39,196       26,852
         Loss on sale of certificates of deposit ...........         --        (53,714)
         Gain on sale of investment securities, net ........        3,750        6,837
         Other .............................................       22,410       16,359
                                                              -----------  -----------
                  Total noninterest income .................       65,356       (3,666)
                                                              -----------  -----------
Noninterest expense:
         Compensation and employee benefits ................      348,477      327,266
         Occupancy .........................................       77,371       70,651
         Data processing ...................................       37,362       41,041
         Advertising .......................................       12,980       10,504
         Federal insurance premiums ........................       19,753       61,732
         Other .............................................      172,817      102,426
                                                              -----------  -----------
                  Total noninterest expense ................      668,760      613,620
                                                              -----------  -----------
                  Income before income tax expense .........      512,489      320,692
Income tax expense .........................................      145,000       77,000
                                                              -----------  -----------
                  Net income ...............................  $   367,489  $   243,692
                                                              ===========  ===========

Earnings per share .........................................  $       .18          N/A
                                                              ===========  ===========

         See accompanying notes to unaudited consolidated financial statements.

                                               CHESTER BANCORP, INC. AND SUBSIDIARIES
                                           Consolidated Statement of Stockholders' Equity
                                                  Three Months Ended March 31, 1997
                                                             (Unaudited)
                                                                                         Unrealized
                                                                                            gain
                                                                                         (loss) on
                                                                             Retained     securities
                                       Common stock          Additional      earnings,    available       Unearned        Total
                                --------------------------     paid-in    substantially   for sale,         ESOP       Stockholders'
                                   Shares        Amount        capital      restricted    net of tax       shares        equity
                                ------------  ------------  ------------  -------------  ------------   ------------   ------------

Balance, December 31, 1996 ...     2,182,125  $     21,821  $ 20,865,158  $ 12,271,098   $    (14,499)  $ (1,716,600)  $ 31,426,978

Net income ...................          --            --            --         367,489           --             --          367,489

Dividends on common stock
  at $.06 per share ..........          --            --            --        (120,628)          --             --         (120,628)

Amortization of ESOP awards ..          --            --           6,868          --             --           17,170         24,038

Change in unrealized gain
  (loss) on securities
  available for sale, net ....          --            --            --            --          (21,584)          --          (21,584)
                                ------------  ------------  ------------  -------------  ------------   ------------   ------------

Balance, March 31, 1997 ......     2,182,125  $     21,821  $ 20,872,026  $ 12,517,959   $    (36,083)  $ (1,699,430)  $ 31,676,293
                                ============  ============  ============  =============  ============   ============   ============

                               See accompanying notes to unaudited consolidated financial statements.

                          CHESTER BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                        Three months ended March 31, 1997 and 1996
                                       (Unaudited)
                                                                March 31,      March 31,
                                                                  1997           1996
                                                              ------------   ------------

Cash flows from operating activities:
  Net income ...............................................  $    367,489   $    243,692
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment ....................        35,162         25,770
        Deferred fees, discounts, and premiums .............      (207,384)       (26,655)
        Stock plans ........................................        24,038           --
      (Increase) decrease in accrued interest receivable ...       (85,635)      (291,303)
      Increase (decrease) in accrued interest payable ......         9,402       (117,318)
      Increase (decrease) in income taxes, net .............       120,391         44,792
      Loss on sale of certificates of deposit ..............          --           53,714
      Gain on sale of investment securities, net ...........        (3,750)        (6,837)
      Provision for loan losses ............................        15,000          7,500
      Net change in other assets and other liabilities .....        39,692       (298,264)
                                                              ------------   ------------
        Net cash provided by (used in) operating activities        314,405       (364,909)
                                                              ------------   ------------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable .......................................     3,596,577      4,623,553
    Mortgage-backed securities .............................     1,094,638        462,698
  Proceeds from the maturity of certificates of deposit ....       297,000      1,081,000
  Proceeds from the maturity of investment securities ......    47,763,670     18,398,567
  Proceeds from the sale of certificates of deposit ........          --        4,486,286
  Proceeds from the sale of investment securities ..........     1,498,594      3,010,078
  Cash invested in:
    Loans receivable .......................................    (2,324,194)    (3,361,562)
    Mortgage-backed securities .............................    (3,364,715)    (1,972,500)
    Investment securities ..................................   (58,849,465)   (28,753,812)
    Federal Home Loan Bank stock ...........................          --          (17,700)
  Purchase of office properties and equipment ..............        (8,472)       (13,746)
                                                              ------------   ------------
        Net cash provided by (used in) investing activities    (10,296,367)    (2,057,138)
                                                              ------------   ------------
Cash flows from financing activities:
  Increase (decrease) in savings deposits ..................    (1,240,939)     1,796,783
  Decrease in securities sold under agreements to repurchase    (3,000,000)          --
  Dividends paid ...........................................      (120,628)          --
  Increase in advance payments by borrowers for
    taxes and insurance ....................................       275,735        249,885
                                                              ------------   ------------
        Net cash provided by (used in) financing
          activities .......................................    (4,085,832)     2,046,668
                                                              ------------   ------------
        Net increase (decrease) in cash and cash
          equivalents ......................................   (14,067,794)      (375,379)
Cash and cash equivalents, beginning of period .............    22,117,279     10,666,127
                                                              ------------   ------------
Cash and cash equivalents, end of period ...................  $  8,049,485   $ 10,290,748
                                                              ============   ============
Supplemental information:
  Interest paid ............................................  $  1,164,151   $  1,454,605
  Income taxes paid ........................................  $      6,397   $     32,208
                                                              ============   ============
Noncash investing and financing activities -
  interest credited to savings deposits ....................  $    748,878   $    812,979
                                                              ============   ============

          See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (unaudited)


(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated statements of income for the three months ended March 31, 1997 and 1996.

         Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2)      Stock Conversion

         On October 4, 1996, the Bank converted from a federal mutual savings bank to a federal capital stock savings bank and simultaneously formed the Company, a Delaware corporation, to act as the holding company of the converted savings bank. Pursuant to the plan, the Bank converted to a national bank known as Chester National Bank, and a newly chartered bank subsidiary was formed by the Company known as Chester National Bank of Missouri. The stock conversion resulted in the sale and issuance of 2,182,125 shares of $0.01 par value common stock at a price of $10.00 per share which resulted in gross proceeds of $21,821,250. After reducing gross proceeds for conversion costs of $939,363, net proceeds totaled $20,881,887. The stock of Chester National Bank and Chester National Bank of Missouri are held by the Company. In conjunction with the conversion, the Company loaned $1,745,700 to the Bank's employee stock ownership plan for the purchase of 174,570 shares in the stock conversion.

(3)      Earnings Per Share

         Earnings per share are based upon the weighted average number of common shares outstanding during the period. Only ESOP shares committed to be released are considered outstanding for purposes of computing earnings per share.

         The Company completed its initial public stock offering on October 4, 1996. Earnings per share are not applicable for periods prior to the conversion date. The average number of common shares outstanding was 2,011,323 for the three months ended March 31, 1997.

(4)      Employee Stock Ownership Plan

         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 25 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair market value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on allocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $24,038 for the three months ended March 31, 1997.

         The ESOP shares as of March 31, 1997 are as follows:

                 Allocated shares ..................      2,910
                 Committed to be released shares ...      1,717
                 Unreleased shares .................    169,943
                                                      ---------
                     Total ESOP shares .............    174,570
                                                      =========
                 Fair value of unreleased shares ...  2,527,902
                                                      =========

(5)      Recent Developments

         On April 4, 1997, stockholders of the Company approved the 1997 Stock Option Plan (the Stock Plan) and the 1997 Management Recognition and Development Plan (the MRP). The Stock Plan provides for the granting of options for a maximum of 218,212 shares of common stock at a price not less than 100% of the fair market value of the shares on the date of grant. In conjunction with the approval of the MRP, 82,921 shares of common stock were awarded to employees. These shares were granted in the form of restricted stock and will be paid to eligible employees under a five year vesting schedule.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The principal business of Chester Bancorp, Inc. and its subsidiaries (the Company) consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one- to four-family residences and to invest in investments and mortgage-backed securities. To a lesser extent, the Company engages in various forms of consumer lending. The Company's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans, mortgage-backed securities and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits and reverse repurchase agreements.

         The operations of the Company are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institutions regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

         On October 4, 1996, the Company, formerly known as Chester Savings Bank, FSB (the Bank), completed its conversion from a federal mutual savings bank to a federal capital stock savings bank and simultaneously formed Chester Bancorp, Inc., a Delaware corporation, to act as the holding company of the converted savings bank. Pursuant to the plan of conversion, the Bank converted to a national bank known as Chester National Bank, and a newly chartered bank subsidiary was formed by the Company known as Chester National Bank of Missouri. The stock conversion resulted in the sale and issuance of 2,181,125 shares of $.01 par value common stock at a price of $10.00 per share. In conjunction with the conversion, the Company loaned $1,745,700 to the Company's employee stock ownership plan for the purchase of 174,570 shares of common stock in connection with the stock conversion. After reducing gross proceeds for conversion costs of $939,363 and $1,745,700 related to the sale of shares to the Company's employee stock ownership plan, net proceeds totaled $19,136,187.

FINANCIAL CONDITION

         ASSETS. The Company's total assets decreased by $3.6 million, or 2.5%, to $142.3 million at March 31, 1997 from $145.8 million at December 31, 1996. The decrease in the Company's asset size was primarily attributable to the $3.0 million reduction of reverse repurchase agreements during the quarter ended March 31, 1997.

         Loans receivable decreased $1.3 million, or 2.3%, to $53.6 million at March 31, 1997 from $54.8 million at December 31, 1996. Because of conditions in the Company's primary market area, such as population shrinkage, low economic growth, and significant competition, the demand for mortgage loans has been limited. As a result, the Company continues to increase its investment in mortgage-backed securities and investment securities and has sought to become more active in the St. Louis, Missouri mortgage lending market.

         Mortgage-backed securities at March 31, 1997 were $18.1 million compared to $15.9 million at December 31, 1996. Investment securities increased $9.8 million, or 20.1%, to $58.5 million at March 31, 1997 from $48.8 million at December 31, 1996. The increases in mortgage-backed securities and investment securities were mainly attributable to management's decision to invest the stock conversion proceeds into higher yielding investments rather than in overnight deposits. For the first few months following the stock conversion, management invested the proceeds from the sale of stock in short-term deposits while longer term investment opportunities were evaluated.

         Certificates of deposit decreased $297,000 to $591,000 at March 31, 1997 from $888,000 at December 31, 1996. Management began in 1995 to liquidate its certificate of deposit portfolio and has continued to reinvest the proceeds from certificate of deposit maturities into other types of investments.

         Cash, interest-bearing deposits, and federal funds sold, on a combined basis, decreased $14.1 million, or 63.6%, to $8.0 million at March 31, 1997 from $22.1 million at December 31, 1996. At December 31, 1996, management had invested a significant portion of the proceeds from the stock conversion into overnight deposits. During the quarter ended March 31, 1997, management completed its evaluation of longer term investment opportunities and invested excess overnight deposits into mortgage-backed securities and various types of investment securities.

         LIABILITIES. Savings deposits decreased $1.2 million, or 1.2%, to $101.0 million at March 31, 1997 from $102.2 million at December 31, 1996. Reverse repurchase agreements decreased $3.0 million from $11.3 million at December 31, 1996 to $8.3 million at March 31, 1997. These agreements, however, averaged only $7.2 million during the 1997 quarter. All such agreements are maintained with Gilster-Mary Lee Corporation (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee, which at times has had as much as $25 million in funds on deposit, typically with short terms. At March 31, 1997, the balance of funds on deposit with the Company was $16.5 million, which included the reverse repurchase agreements. Gilster-Mary Lee notified the Company previously of its intent to maintain much smaller deposit balances with the institution in the future. The loss of funds may impair future earnings as there is no intent to replace the savings deposits or reverse repurchase agreements with other wholesale funds. At March 31, 1997, the Company maintained an adequate liquidity level to cover the withdrawal of such deposits and/or additional reduction of such borrowings.

RESULTS OF OPERATIONS

         The Company's operating results depend primarily on its level of net interest income, which is the difference between the interest income earned on its interest-earning assets (loans, mortgage-backed securities, investment securities, and interest-bearing deposits) and the interest expense paid on its interest-bearing liabilities (deposits and borrowings). Operating results are also significantly affected by provisions for losses on loans, noninterest income, and noninterest expense. Each of these factors is significantly affected not only by the Company's policies, but, to varying degrees, by general economic and competitive conditions and by policies of federal regulatory authorities.

         NET INCOME. The Company's net income for the three months ended March 31, 1997 was $367,000 compared to $244,000 for the three months ended March 31, 1996. The $124,000 increase in net income was positively impacted by a $185,000 increase in net interest income and a $69,000 increase in noninterest income, and was negatively impacted by a $55,000 increase in noninterest expense and a $68,000 increase in income tax expense.

         NET INTEREST INCOME. Net interest income totaled $1.1 million for the three months ended March 31, 1997 compared to $945,000 for the three months ended March 31, 1996. The $185,000, or 19.6%, increase in net interest income was the result of a significant increase in the Company's ratio of average interest-earning assets to average interest-bearing liabilities. The ratio increased from 106.47% in the 1996 quarter to 126.45% in the 1997 quarter. The improvement in the ratio was primarily attributable to the $19.1 million of net proceeds received from the issuance of common stock on October 4, 1996. The improvement in net interest income was partially offset by a decline in the Company's interest rate spread from 2.79% for the three months ended March 31, 1996 to 2.54% for the three months ended March 31, 1997.

         INTEREST INCOME. Interest income on loans receivable decreased $76,000, or 6.1%, for the three months ended March 31, 1997. This fluctuation was due to a decline in the average yield on loans receivable from 8.87% for the 1996 quarter to 8.71% for the 1997 quarter, coupled with a $2.5 million, or 4.4% decrease in the average balance of loans receivable.

         Interest income on mortgaged-backed securities increased $9,000 for the three months ended March 31, 1997. The increase resulted from an increase in the average balance of mortgage-backed securities. For the three months ended March 31, 1997, the average balance of mortgage-backed securities increased $1.3 million, or 8.0%. The increased investment in 1997 was attributable to limited mortgage loan demand in the Company's market area and to management's decision to invest the stock conversion proceeds into higher yielding investments. The impact of increased volume was partially offset by a 29 basis point decline in the average yield on mortgage-backed securities for the three months ended March 31, 1997.

         Interest earned on investment securities was $689,000 for the three months ended March 31, 1997 compared to $532,000 for the three months ended March 31, 1996. The increase of $158,000, or 29.6%, for the three months ended March 31, 1997 was the result of an increase in the average balance of investments of $11.9 million, or 28.8%. The increased investment in 1997 was mainly attributable to management's decision to invest the stock conversion proceeds into higher yielding investments rather than overnight deposits. For the first few months following the stock conversion, management invested the proceeds from the sale of stock in short-term deposits, while longer term investment opportunities were evaluated. Other factors impacting the increased level of investments for the 1997 quarter were limited mortgage loan demand in the Company's market area and reinvestment of the proceeds from maturities and sales of certificates of deposit into higher yielding investments. The improvement in interest on investments was partially offset by a 12 basis point decrease in the average yield on investment securities for the three months ended March 31, 1997.

         Interest income on interest-bearing deposits decreased $66,000, or 27.3%, during the three months ended March 31, 1997. The decline in interest income on interest-bearing deposits resulted from a decrease in the average balance of interest-bearing deposits of $4.2 million, or 23.9%, for the three months ended March 31, 1997. The decline in the average balance was mainly due to the reinvestment of proceeds from certificate of deposit maturities and sales into higher yielding investments. The decrease in interest income on interest-bearing deposits was also impacted by a decrease in the average yield on interest-bearing deposits of 24 basis points for the three months ended March 31, 1997.

         INTEREST EXPENSE. Interest expense on savings deposits decreased $63,000, or 5.4%, to $1.09 million for the three months ended March 31, 1997 from $1.15 million for the three months ended March 31, 1996. The decline in interest expense on savings deposits was the result of a $6.4 million, or 5.9%, decrease in the average balance of deposits. The decline in deposits was mainly attributable to increased competition in the Company's market place and also reflected management's decision to compete less aggressively on rates. The average cost of deposits remained relatively constant between the two quarters with an average rate of 4.30% for the three months ended March 31, 1997 compared to 4.28% for the three months ended March 31, 1996.

         Interest expense on reverse repurchase agreements decreased $98,000, or 53.7%, to $85,000 for the three months ended March 31, 1997 from $183,000 for the three months ended March 31, 1996. The decline in interest expense on reverse repurchase agreements resulted primarily from a $7.8 million, or 52.1%, decrease in the average balance of reverse repurchase agreements during the 1997 quarter. The decrease in interest expense was also impacted by a 15 basis point decline in the average cost of reverse repurchase agreements.

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

         During the quarter ended March 31, 1997, the Company's provision for loan losses was $15,000 compared to $7,500 for the comparable 1996 quarter. The provision in 1997 was to maintain the loan loss allowance at a relatively consistent level with 1996.

         The Company's allowance for loan losses was $376,000, or .70%, of loans outstanding at March 31, 1997 compared to $384,000, or .70%, of loans outstanding at December 31, 1996. The Company's level of net loans charged-off during the quarter ended March 31, 1997 was $23,000, which represented .04% of average loans receivable outstanding. Based on current levels in the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at March 31, 1997.

         The breakdown of general loss allowances and specific loss allowances is made for regulatory accounting purposes only. General loan loss allowances are added back to capital to the extent permitted in computing risk-based capital. Both general and specific loss allowances are charged to expense. The financial statements of the Company are prepared in accordance with generally accepted accounting principles (GAAP) and, accordingly, provisions for loan losses are based on management's assessment of the factors set forth above. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans are impaired, require classification and/or the establishment of appropriate reserves. Management believes it has established its existing allowance for loan losses in accordance with GAAP, however, future additions may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determination. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral, and other factors that warrant recognition in providing for an adequate loan loss allowance.

         NONINTEREST INCOME. Noninterest income was $65,000 for the three months ended March 31, 1997 compared to $(4,000) for the three months ended March 31, 1996. The $69,000 increase resulted primarily from a $54,000 loss during the 1996 quarter on the sale of certificates of deposit. The $4.5 million of proceeds from the sale of certificates of deposit during 1996 resulted from management's decision to liquidate the certificate of deposit portfolio with one of its brokers. The Company also made the decision to not reinvest in certificates of deposit as they matured. The proceeds from the maturity and sale of certificates of deposit were invested in mortgage-backed securities and other investment securities. The increase in noninterest income was also positively impacted by state income tax refunds for prior years that totaled $18,000.

         NONINTEREST EXPENSE. Noninterest expense increased $55,000, or 9.0%, for the three months ended March 31, 1997. The increase in noninterest expense resulted from the $70,000 increase in other expense and the $21,000 increase in compensation expense, which was partially offset by a $42,000 decline in federal insurance premiums. The increase in other expense resulted primarily from legal fees related to the establishment of the Company's stock plan and MRP and various fees associated with being a public company. The increase in compensation expense was attributable to the impact of the Employee Stock Ownership Plan (ESOP) which was implemented as result of the stock conversion. Compensation expense related to the ESOP was $24,000 during the quarter ended March 31, 1997. In future periods, compensation and employee benefits expense can be expected to increase due to implementation of the MRP and other benefit plans during the quarter ended June 30, 1997. The decline in federal insurance premiums experienced during the three months ended March 31, 1997 resulted from a decrease in rates charged by the Federal Deposit Insurance Corporation on SAIF assessable deposits. As a result of the Deposit Insurance Funds Act of 1996 and the resultant recapitalization of the SAIF, the annual assessment rate on SAIF deposits was decreased on January 1, 1997 to .0648% from the previous rate of
 .23%.

         INCOME TAX EXPENSE. Income tax expense for the 1997 quarter was $145,000 compared to $77,000 for the 1996 quarter. The Company's effective tax rate for 1997 and 1996 was 28.3% and 24.0%, respectively. The effective tax rate for each quarter was below the statutory federal rate of 34% due to the Company's investment in tax exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds consist of deposits, reverse repurchase agreements, repayments and prepayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit base. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest in other interest-bearing assets, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet and exceed the Company's liquidity needs for the remainder of 1997.

         A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At March 31, 1997, cash and cash equivalents totaled $8.0 million.

         The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the quarter ended March 31, 1997, purchases of investment securities and mortgage-backed securities totaled $58.8 million and $3.4 million, respectively, while loan originations totaled $2.3 million. These investments were funded primarily from loan and mortgage-backed security repayments of $4.7 million, investment security sales and maturities of $49.3 million, and a $12.0 million decline in federal funds sold.

         Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow additional funds from the Federal Home Loan Bank (FHLB). At March 31, 1997, the Company had no outstanding advances from the FHLB.

         At March 31, 1997, the Company exceeded all of its regulatory capital requirements. The Company's subsidiary banks actual and required capital amounts and ratios as of March 31, 1997 are as follows:

                                                                    Capital
                                                  Actual          Requirements
                                              ----------------  ----------------
(Dollars in thousands)                         Amount   Ratio    Amount   Ratio
--------------------------------------------  -------  -------  -------  -------
Total capital (to risk-weighted assets):
  Chester National Bank ....................  $23,339    55.1%    3,387   8.00%
  Chester National Bank of Missouri.........    3,084    58.8%      420   8.00%
Tier 1 capital (to risk-weighted assets):
  Chester National Bank ....................  $23,016    54.4%    1,694   4.00%
  Chester National Bank of Missouri.........    3,031    57.8%      210   4.00%
Tier 1 capital (to average assets):
  Chester National Bank ....................  $23,016    18.0%    3,837   3.00%
  Chester National Bank of Missouri ........    3,031    25.4%      359   3.00%


IMPACT OF INFLATION AND CHANGING PRICES

         The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

  ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINQUISHMENTS OF LIABILITIES

On January 1, 1997, the Company adopted SFAB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities", which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement also requires that a liability can be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from the liability either judicially or by the creditor. The Statement provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase transactions including "dollar rolls", "wash sales", loan syndications and participations, risk participation in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities. The adoption of SFAS No. 125 did not have a material effect on the Company's consolidated financial statements.

  EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS No. 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The adoption of SFAS No. 128 is not expected to have a material impact on the Company's consolidated financial statements.

  NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                                    At March 31, 1997  At December 31, 1996
                                                                    -----------------  --------------------
                                                                             (Dollars in Thousands)
                                                                    ---------------------------------------

Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate:
         Residential .............................................  $            193   $                 11
         Commercial ..............................................              --                       14
         Consumer ................................................                48                     54
                                                                    ----------------   --------------------
               Total .............................................               241                     79
                                                                    ----------------   --------------------

Accruing loans which are contractually past due 90 days or more:
         Residential real estate .................................              --                     --
         Consumer ................................................              --                     --
                                                                    ----------------   --------------------
                Total ............................................              --                     --
                                                                    ----------------   --------------------
Total non-performing loans .......................................               241                     79

Real estate acquired by foreclosure, net .........................               118                    117
                                                                    ----------------   --------------------
         Total non-performing assets .............................  $            359   $                196
                                                                    ================   ====================

         Total non-performing loans to net loans .................              0.45%                  0.14%
                                                                    ================   ====================
         Total allowance for loan losses to
        non-performing loans .....................................            156.02%                485.74%
                                                                    ================   ====================
          Total non-performing assets to total assets ............              0.25%                  0.13%
                                                                    ================   ====================

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

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         On February 21, 1997, the Company solicited proxies for the annual meeting of stockholders of the Company held on April 4, 1997. The meeting involved the election of three directors and ratification of the Chester Bancorp, Inc. 1997 Stock Option Plan and the Chester Bancorp, Inc. 1997 Management Recognition and Development Plan . The directors up for election were each elected by the vote of 2,047,138 shares out of 2,055,386 shares present at the meeting, either in person or by proxy. Ratification of the Chester Bancorp, Inc. 1997 Stock Option Plan was approved by the vote of 1,694,235 for, 40,848 against and 9,645 abstain. Ratification of the Chester Bancorp, Inc. 1997 Management Recognition and Development Plan was approved by the vote of 1,651,060 for, 81,848 against and 11,845 abstain.

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

                                        Chester Bancorp, Inc.

                                        By: /s/ Michael W. Welge
                                            ------------------------------------
                                            Michael W. Welge
                                            Chairman of the Board, President
                                              and Chief Financial Officer
                                              (Duly Authorized Officer)

Dated: May 14, 1997

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