Form 10-Q
period 1997-06-30
CHESTER BANCORP INC
filed 1997-08-13
CIK 1010838

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                 to

                ----------------------    ----------------------

                     Commission file number:  000-21167
                     ----------------------
                            Chester Bancorp, Inc.
           (Exact name of registrant as specified in its charter)
                     ------------------------------

               Delaware                               37-1359570
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


  1112 State Street, Chester, Illinois                   62233
  Address of principal executive offices)             (Zip Code)


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

     Yes [X]  No [ ]


     The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 2,109,025 on June 30, 1997.
================================================================================

                       FORM 10-Q
                       Index

                                                              Page
                                                             Number


PART I.    FINANCIAL INFORMATION
  Item 1.  Financial Statements

           Consolidated Balance Sheets .....................    2

           Consolidated Statements of Income ...............    3

           Consolidated Statement of Stockholders' Equity ..    5

           Consolidated Statements of Cash Flows ...........    6

           Notes to Consolidated Financial Statements ......    7

  Item 2.Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...    8

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings ...............................   16

  Item 2.  Changes in Securities ...........................   16

  Item 3.  Defaults upon Senior Securities .................   16

  Item 4.  Submission of Matters to a Vote
           of Securities Holders ...........................   16

  Item 5.  Other Information ...............................   16

  Item 6.  Exhibits and Reports on Form 8-K ................   16

Signature ..................................................   17

Exhibit Index ..............................................   18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements provided herein for periods prior to October 4, 1996 are for Chester Savings Bank, FSB (the "Bank"), which is the predecessor of Chester Bancorp, Inc. (the "Company") prior to October 4, 1996.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                                                 June 30,     December 31,
                           Assets                                  1997           1996
                                                               ------------   -------------
Cash                                                           $  1,591,476   $  1,925,684
Interest-bearing deposits                                         1,525,414      4,191,595
Federal funds sold                                                8,925,000     16,000,000
                                                               ------------   ------------
        Total cash and cash equivalents                          12,041,890     22,117,279
Certificates of deposit                                             294,000        888,265
Investment securities:
  Available for sale, at market value                            20,760,500     12,508,487
  Held to maturity, at cost                                      22,411,718     36,254,076
Mortgage-backed securities:
  Available for sale, at market value                             1,784,708      1,898,532
  Held to maturity, at cost                                      15,215,392     13,998,304
Loans receivable, net                                            59,232,296     54,842,131
Accrued interest receivable                                         932,130        863,692
Real estate acquired by foreclosure, net                            112,625        116,747
Office property and equipment, net                                1,891,880      1,949,535
Income taxes receivable                                                   -         18,051
Deferred tax asset, net                                              15,084         23,792
Other assets                                                        338,022        363,858
                                                               ------------   ------------
                                                               $135,030,245   $145,842,749
                                                               ============   ============
            Liabilities and Stockholders' Equity

Savings deposits                                               $ 95,950,478   $102,246,850
Securities sold under agreements to repurchase                    6,490,000     11,340,000
Accrued interest payable                                            138,714        112,623
Advance payments by borrowers for taxes and insurance             1,008,647        447,666
Income taxes payable                                                173,513              -
Accrued expenses and other liabilities                            1,454,129        268,632
                                                               ------------   ------------
        Total liabilities                                       105,215,481    114,415,771
                                                               ------------   ------------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 3,000,000 shares authorized,
   2,182,125 issued at June 30, 1997 and December 31, 1996           21,821         21,821
  Additional paid-in capital                                     20,880,611     20,865,158
  Retained earnings, substantially restricted                    12,777,070     12,271,098
  Unrealized gain (loss) on securities available
   for sale, net of tax                                               2,972        (14,499)
  Unearned ESOP shares                                           (1,682,260)    (1,716,600)
  Unamortized restricted stock awards                            (1,102,850)             -
  Treasury stock, at cost:  73,100 shares and -0- shares at
   June 30, 1997 and December 31, 1996, respectively             (1,082,600)             -
                                                               ------------   ------------
        Total stockholders' equity                               29,814,764     31,426,978
                                                               ------------   ------------
                                                               $135,030,245   $145,842,749
                                                               ============   ============

     See accompanying notes to unaudited consolidated financial statements

                    CHESTER BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                   Three Months Ended June 30, 1997 and 1996

                                 (Unaudited)




                                                           Three Months Ended
                                                                June 30,

                                                          1997         1996
                                                          ----         ----
Interest income:
 Loans receivable                                       $1,240,404   $1,222,412
 Mortgage-backed securities                                283,739      273,151
 Investments                                               708,830      664,380
 Interest-bearing deposits and federal funds sold          111,273      104,133
                                                        ----------   ----------
  Total interest income                                  2,344,246    2,264,076
                                                        ----------   ---------
Interest expense:
 Savings deposits                                        1,077,718    1,134,868
 Securities sold under agreements to repurchase            101,472      169,872
                                                        ----------   ----------
  Total interest expense                                 1,179,190    1,304,740
                                                        ----------   ----------
  Net interest income                                    1,165,056      959,336
Provision for loan losses                                   15,000        7,500
                                                        ----------   ----------
 Net interest income after provision for loan losses     1,150,056      951,836
                                                        ----------   ----------
Noninterest income:
 Late charges and other fees                                41,977       25,637
 Gain on sale of investment securities, net                 16,719            -
 Other                                                       5,681        6,976
                                                        ----------   ----------
  Total noninterest income                                  64,377       32,613
                                                        ----------   ----------
Noninterest expense:
 Compensation and employee benefits                        391,139      318,575
 Occupancy                                                  72,542       69,411
 Data processing                                            41,212       37,653
 Advertising                                                14,255        9,409
 Federal insurance premiums                                 17,598       61,254
 Other                                                     143,234       80,962
                                                        ----------   ----------
  Total noninterest expense                                679,980      577,264
                                                        ----------   ----------
  Income before income tax expense                         534,453      407,185
Income tax expense                                         157,000      104,249
                                                        ----------   ----------
  Net income                                            $  377,453   $  302,936
                                                        ==========   ==========
Earnings per share                                      $     0.19           NA
                                                        ==========   ==========

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                    Six Months Ended June 30, 1997 and 1996

                                 (Unaudited)



                                                             Six Months Ended
                                                                June 30,

                                                               1997           1996
                                                              ----           ----
Interest income:
 Loans receivable                                         $2,408,624     $2,466,590
 Mortgage-backed securities                                  555,423        536,225
 Investments                                               1,397,879      1,195,928
 Interest-bearing deposits and federal funds sold            286,766        345,374
                                                          ----------     ----------
  Total interest income                                    4,648,692      4,544,117
                                                          ----------     ----------
Interest expense:
 Savings deposits                                          2,166,420      2,286,095
 Securities sold under agreements to repurchase              186,323        353,208
                                                          ----------     ----------
  Total interest expense                                   2,352,743      2,639,303
                                                          ----------     ----------
  Net interest income                                      2,295,949      1,904,814
Provision for loan losses                                     30,000         15,000
                                                          ----------     ----------
 Net interest income after provision for loan losses       2,265,949      1,889,814
                                                          ----------     ----------
Noninterest income:
 Late charges and other fees                                  81,173         52,489
 Loss on sale of certificates of deposit                           -        (53,714)
 Gain on sale of investment securities, net                   20,469          6,837
 Other                                                        28,091         23,335
                                                          ----------     ----------
  Total noninterest income                                   129,733         28,947
                                                          ----------     ----------
Noninterest expense:
 Compensation and employee benefits                          739,616        645,841
 Occupancy                                                   149,913        140,062
 Data processing                                              78,574         78,694
 Advertising                                                  27,235         19,913
 Federal insurance premiums                                   37,351        122,986
 Other                                                       316,051        183,388
                                                          ----------     ----------
  Total noninterest expense                                1,348,740      1,190,884
                                                          ----------     ----------
  Income before income tax expense                         1,046,942        727,877
Income tax expense                                           302,000        181,249
                                                          ----------     ----------
  Net income                                              $  744,942     $  546,628
                                                          ==========     ==========
Earnings per share                                        $     0.38             NA
                                                          ==========     ==========

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 1997
                                  (Unaudited)





                                                                                             Unrealized gain
                                                                               Retained        (loss) on
                                          Common stock           Additional    earnings,       securities       Unearned
                                     -----------------------      paid-in    substantially   available for        ESOP
                                     Shares          Amount        capital     restricted    sale, net of tax     shares
                                     ------         --------     -----------  -------------  ----------------  ------------
Balance, December 31, 1996        2,182,125         $21,821      $20,865,158   $12,271,098        $(14,499)    $(1,716,600)

Net income                             -               -                -          744,942            -               -

Dividends on common stock
at $.12 per share                      -               -                -         (238,970)           -               -

Purchase of treasury stock             -               -                -             -               -               -

Grant of unamortized
restricted stock awards                -               -                -             -               -               -

Amortization of
unamortized restricted
stock awards                           -               -                -             -               -               -

Amortization of ESOP
awards                                 -               -              15,453          -               -             34,340

Change in unrealized gain
(loss) on securities
available for sale, net                -                -               -             -             17,471            -
                                  ---------         --------     -----------   -----------    ------------     -----------

Balance, June 30, 1997            2,182,125         $ 21,821     $20,880,611   $12,777,070    $      2,972     $(1,682,260)
                                  =========         ========     ============  ===========    ============     ============




                                     Unamortized           Treasury Stock                   Total
                                  restricted stock       ---------------------          Stockholders'
                                       awards            Shares         Amount             equity
                                  ----------------       ------         -------        -------------
Balance, December 31, 1996        $      -                   -      $         -          $31,426,978

Net income                               -                   -                -              744,942

Dividends on common stock
at $.12 per share                        -                   -                -             (238,970)

Purchase of treasury stock               -                73,100       (1,082,600)        (1,082,600)

Grant of unamortized
restricted stock awards            (1,160,894)               -                -           (1,160,894)

Amortization of
unamortized restricted
stock awards                           58,044                -                -               58,044

Amortization of ESOP
awards                                   -                   -                -               49,793

Change in unrealized gain
(loss) on securities
available for sale, net                  -                   -                -               17,471
                                  ----------           ---------      -----------       ------------

Balance, June 30, 1997            $(1,102,850)            73,100      $(1,082,600)        29,814,764
                                  ===========          =========      ===========       ============

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                           June 30,          June 30,
                                                                             1997              1996
                                                                             ----              ----
Cash flows from operating activities:
 Net income                                                             $    744,942       $   546,628
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization:
    Office properties and equipment                                           70,763            51,540
    Deferred fees, discounts, and premiums                                  (248,324)          (30,178)
    Stock plans                                                              107,837                 -
   (Increase) decrease in accrued interest receivable                        (68,438)         (258,276)
   Increase (decrease) in accrued interest payable                            26,091          (279,521)
   Increase (decrease) in income taxes, net                                  189,564            (4,960)
   Loss on sale of certificates of deposit                                         -            53,714
   Gain on sale of investment securities, net                                (20,469)           (6,837)
   Provision for loan losses                                                  30,000            15,000
   Net change in other assets and other liabilities                           45,170          (410,586)
                                                                        ------------       -----------
    Net cash provided by (used in) operating activities .                    877,136          (323,476)
                                                                        ------------       -----------
Cash flows from investing activities:
 Principal repayments on:
  Loans receivable                                                         4,184,806         9,092,670
  Mortgage-backed securities                                               2,263,569           888,439
 Proceeds from the maturity of certificates of deposit                       594,000         2,387,000
 Proceeds from the maturity of investment securities                      72,936,835        24,758,070
 Proceeds from the sale of certificates of deposit                                 -         4,486,286
 Proceeds from the sale of investment securities                           2,019,232         3,010,078
 Cash invested in:
  Loans receivable                                                        (8,599,049)       (7,736,646)
  Mortgage-backed securities                                              (3,364,715)       (1,972,500)
  Investment securities                                                  (69,067,134)      (40,617,253)
  Federal Home Loan Bank stock                                                     -           (17,700)
 Proceeds from sale of real estate acquired by foreclosure                         -            20,000
 Purchase of office properties and equipment                                 (13,108)          (16,499)
                                                                        ------------       -----------
    Net cash provided by (used in) investing activities                      954,436        (5,718,055)
                                                                        ------------       -----------
Cash flows from financing activities:
 Increase (decrease) in savings deposits                                  (6,296,372)       (1,309,277)
 Increase (decrease) in securities sold under agreements to repurchase    (4,850,000)        2,740,000
 Dividends paid                                                             (238,970)                -
 Purchase of treasury stock                                               (1,082,600)                -
 Increase in advance payments by borrowers for taxes and insurance           560,981           270,341
                                                                        ------------       -----------
    Net cash provided by (used in) financing activities                  (11,906,961)        1,701,064
                                                                        ------------       -----------
    Net increase (decrease) in cash and cash equivalents                 (10,075,389)       (4,340,467)
Cash and cash equivalents, beginning of period                            22,117,279        10,666,127
                                                                        ------------       -----------
Cash and cash equivalents, end of period                                $ 12,041,890       $ 6,325,660
                                                                        ============       ===========
Supplemental information:
 Interest paid                                                          $  2,361,558       $ 2,643,644
 Income taxes paid                                                            99,224           186,208
                                                                        ============       ===========
Noncash investing and financing activities -
 interest credited to savings deposits                                  $  1,561,024       $ 1,665,424
                                                                        ============       ===========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (unaudited)


(1)  Basis of Presentation
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated statements of income for the three and six months ended June 30, 1997 and 1996.

     Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

     The Company completed its initial public stock offering on October 4, 1996. Earnings per share are not applicable for periods prior to the conversion date. The average number of common shares outstanding was 1,976,461 and 1,976,490 for the three and six months ended June 30, 1997, respectively.

(4)  Employee Stock Ownership Plan
     During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company.
All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 25 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair market value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on allocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $49,793 for the six months ended June 30, 1997.

     The ESOP shares as of June 30, 1997 are as follows:


            Allocated shares                                 2,910
            Committed to be released shares                  3,434
            Unreleased shares                              168,226
                                                        ----------
                Total ESOP shares                          174,570
                                                        ==========
            Fair value of unreleased shares             $2,481,334
                                                        ==========

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

FINANCIAL CONDITION

     ASSETS. The Company's total assets decreased by $10.8 million, or 7.4%, to $135.0 million at June 30, 1997 from $145.8 million at December 31, 1996. The decrease in the company's asset size was attributable to the $4.9 reduction in reverse repurchase agreements during the first six months of 1997 and a decrease of $6.3 million in deposits.

     Loans receivable increased $4.4 million, or 8.0%, to $59.2 million at June 30, 1997 from $54.8 million at December 31, 1996. The increase in loans receivable resulted from the combined impact of increased origination volume through the continued focus on the St. Louis mortgage lending market and a $5.1 million reduction in principal repayments on loans receivable. The reduction in repayments is primarily due to the stabilized interest rate environment that has been experienced during 1997.

     Because of conditions in the Company's primary market area, such as population shrinkage, low economic growth, and significant competition, the demand for mortgage loans has been limited. As a result, the Company continues to increase its investment in mortgage-backed securities and investment securities and has sought to become more active in the St. Louis, Missouri mortgage lending market and consumer lending.

     Mortgage-backed securities at June 30, 1997 were $17.0 million compared to $15.9 million at December 31, 1996. Investment securities decreased $5.6 million, or 11.5%, to $43.2 million at June 30, 1997 from $48.8 million at December 31, 1996. The increase in mortgage-backed securities was mainly attributable to an emphasis on increasing the company's mortgage-backed securities portfolio. The decrease in investment securities resulted primarily from an increased investment in higher yielding loans receivable and mortgage-backed securities.

     Certificates of deposit decreased $594,000 to $294,000 at June 30, 1997 from $888,000 at December 31, 1996. Management began in 1995 to liquidate its certificate of deposit portfolio and has continued to reinvest the proceeds from certificate of deposit maturities into other types of investments.

     Cash, interest-bearing deposits, and federal funds sold, on a combined basis, decreased $10.1 million, or 45.6%, to $12.0 million at June 30, 1997 from $22.1 million at December 31, 1996. At December 31, 1996, management had invested a significant portion of the proceeds from the stock conversion into overnight deposits.

     LIABILITIES. Savings deposits decreased $6.3 million, or 6.2%, to $96.0 million at June 30, 1997 from $102.2 million at December 31, 1996. Reverse repurchase agreements decreased $4.9 million from $11.3 million at December 31, 1996 to $6.5 million at June 30, 1997. The majority of such agreements are maintained with Gilster-Mary Lee Corporation (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee, which at times has had as much as $25 million in funds on deposit, typically with short terms. At June 30, 1997, the balance of funds on deposit with the Company was $13.9 million, which included the reverse repurchase agreements. Gilster-Mary Lee notified the Company previously of its intent to maintain much smaller deposit balances with the institution in the future. The loss of funds may impair future earnings as there is no intent to replace the savings deposits or reverse repurchase agreements with other wholesale funds. At June 30, 1997, the Company maintained an adequate liquidity level to cover the withdrawal of such deposits and/or additional reduction of such borrowings.

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

     NET INCOME. The Company's net income for the three and six months ended June 30, 1997 was $377,000 and $745,000, respectively, compared to $303,000 and $547,000 for the three and six months ended June 30, 1996, respectively. The $75,000 and $198,000 increase in net income for the three and six months ended June 30, 1997, respectively, was positively impacted by an increase in net interest income and noninterest income, and was negatively impacted by an increase in noninterest expense and income tax expense.

     NET INTEREST INCOME. Net interest income totaled $1.2 million for the three months ended June 30, 1997 compared to $959,000 for the three months ended June 30, 1996. The $206,000, or 21.4%, increase in net interest income was the result of a significant increase in the Company's ratio of average interest-earning assets to average interest-bearing liabilities. The ratio increased from 106.53% in the 1996 period to 127.10% in the 1997 period. Net interest income totaled $2.3 million for the six months ended June 30, 1997 compared to $1.9 million for the six months ended June 30, 1996. The $391,000, or 20.5%, increase in net interest income was the result of a significant increase in the Company's ratio of average interest-earning assets to average interest-bearing liabilities. The ratio increased from 106.50% in the 1996 period to 125.31% in the 1997 period. The improvement in the ratio was primarily attributable to the $19.1 million of net proceeds received from the issuance of common stock on October 4, 1996. The improvement in net interest income was partially offset by a decline in the Company's interest rate spread from 2.85% and 2.82% for the three and six months ended June 30, 1996 to 2.66% and 2.65% for the three and six months ended June 30, 1997, respectively.

     INTEREST INCOME. Interest income on loans receivable increased $18,000, or 1.5%, for the three months ended June 30, 1997. The increase in interest income on loans receivable was the result of an $1.5 million, or 2.8% increase in the average balance of loans receivable. The impact of increased volume was partially offset by a decline in the average yield on loans receivable from 8.77% for the 1996 quarter to 8.67% for the 1997 quarter.

     Interest income on loans receivable decreased $58,000, or 2.4% for the six months ended June 30, 1997. This fluctuation was due to a decline in the average yield on loans receivable from 8.82% for the six months ending June 30, 1996 to 8.69% for the six months ending June 30, 1997, coupled with a $459,000, or 0.8%, decrease in the average balance of loans receivable.

     Interest income on mortgage-backed securities increased $11,000 and $19,000 for the three and six months ended June 30, 1997, respectively. The increase in both instances resulted from an increase in the average balance of mortgage-backed securities. For the three and six months ended June 30, 1997, the average balance of mortgage-backed securities increased $1.0 million, or 6.0%, and $1.1 million,, or 7.0%, respectively. The increased investment in 1997 was attributable to limited mortgage loan demand in the Company's market area and to management's decision to invest the stock conversion proceeds into higher yielding investments. The impact of increased volume was partially offset by a 15 basis point and a 21 basis point decline in the average yield on mortgage-backed securities for the three and six months ended June 30, 1997, respectively.

     Interest earned on investment securities was $709,000 and $1.4 million for the three and six months ended June 30, 1997, respectively, compared to $664,000 and $1.2 million for the three and six months ended June 30, 1996, respectively. The increases of $44,000, or 6.7%, and $202,000, or 16.9%, for the three and six months ended June 30, 1997, respectively, were mainly the result of an increase in the average balance of investments of $1.2 million, or 2.4%, and $6.6 million, or 14.3%, for the three and six months ended June 30, 1997, respectively. The increased investments in 1997 was mainly attributable to management's decision to invest the stock conversion proceeds into higher yielding investments rather than overnight deposits. For the first few months following the stock conversion, management invested the proceeds from the sale of the stock in short-term deposits, while longer term investment opportunities were evaluated. The improvements in interest on investments were also positively impacted by a 16 basis point increase in the average yield on investment securities for the three months ended June 30, 1997. The average yield on investment securities remained constant at 5.70% for the six months ending June 30, 1997.

     Interest income on interest-bearing deposit increased $7,000, or 6.9%, and decreased $59,000, or 17.0%, during the three and six months ended June 30, 1997, respectively. The increase in interest income on interest-bearing deposits during the three months ended June 30, 1997 resulted from an increase in the average balance of interest-bearing deposits of $651,000, or 8.6%. The decline in interest income on interest-bearing deposits during the six months ended June 30, 1997 resulted from a decrease in the average balance of interest-bearing deposits of $1.7 million, or 14.0%. The decline in the average balance was mainly due to the reinvestment of proceeds from sales and maturities of certificates of deposit into higher yielding investments. The decrease in interest income for the six months ended June 30, 1997 was also impacted by a decrease in the average yield on interest-bearing deposits of 18 basis points.

     INTEREST EXPENSE. Interest expense on savings deposits decreased $57,000, or 5.0%, to $1.08 million for the three months ended June 30, 1997 from $1.13 million for the three months ended June 30, 1996. The decline in interest expense was the result of a $8.5 million, or 8.0%, decrease in the average balance of deposits, partially offset by the increase in the average cost of deposits from 4.27% for the three months ended June 30, 1996 to 4.40% for the three months ended June 30, 1997. The decline in deposits was mainly attributable to increased competition in the Company's market place and also reflected management's decision to compete less aggressively on rates. Management anticipates that the closing of the Company's Carbondale, Illinois branch location on June 30, 1997 will reduce savings deposits in the near future.

     Interest expense on savings deposits decreased $120,000, or 5.2%, to $2.2 million for the six months ended June 30, 1997 from $2.3 million for the six months ended June 30, 1996. The decline in interest expense on savings deposits was the result of a $7.5 million, or 7.0%, decrease in the average balance of deposits. The average cost of deposits increased between the two quarters with an average rate of 4.35% for the six months ended June 30, 1997 compared to 4.27% for the six months ended June 30, 1996.

     Interest expense on reverse repurchase agreements was $101,000 and $186,000 for the three and six months ended June 30, 1997, respectively, compared to $170,000 and $353,000 for the three and six months ended June 30, 1996, respectively. The decreases of $68,000, or 40.3%, and $167,000, or 47.2%, for the three and six months ended June 30, 1997, respectively, were primarily the result of a decrease in the average balance of reverse repurchase agreements of $7.8 million, or 49.1%, and $7.8 million, or 50.5%, for the three and six months ended June 30, 1997, respectively. The decrease in interest expense was offset by a 71 basis point and 30 basis point increase in the average cost of reverse repurchase agreements for the three and six months ended June 30, 1997, respectively.

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

     During the quarter ended June 30, 1997, the Company's provision for loan losses was $15,000 compared to $7,500 for the comparable 1996 quarter.

     The Company's allowance for loan losses was $378,000, or .64%, of loans outstanding at June 30, 1997 compared to $384,000, or .70%, of loans outstanding at December 31, 1996. The Company's level of net loans charged-off during the quarter ended June 30, 1997 was $39,000, which represented .07% of average loans receivable outstanding. Based on current levels in the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at June 30, 1997.

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

     NONINTEREST INCOME. Noninterest income was $64,000 for the three months ended June 30, 1997 compared to $33,000 for the three months ended June 30, 1996. The fluctuation in noninterest income was due to a $17,000 increase in gains recognized from the sale of investment securities available for sale and a $16,000 increase in late charges and other fees.

     Noninterest income was $130,000 for the six months ended June 30, 1997 compared to $29,000 for the six months ended June 30, 1996. The $101,000 increase resulted primarily from a $54,000 loss on the sale of certificates of deposit during the six months ended June 30, 1996, and a $20,000 increase in gains recognized form the sale of investment securities during the six months ended June 30, 1997. The $4.5 million of proceeds from the sale of certificates of deposit during 1996 resulted from management's decision to liquidate the certificate of deposit portfolio with one of its brokers. The Company also made the decision to not reinvest in certificates of deposits as they matured. The proceeds from the maturity and sale of certificates of deposit were invested in mortgage-backed securities and other investment securities. The increase in noninterest income was also positively impacted by state income tax refunds for prior years that totaled $18,000 and an increase in late charges and other fees of $29,000.

     NONINTEREST EXPENSE. Noninterest expense increased $103,000, or 17.8%, for the three months ended June 30, 1997, and $158,000, or 13.3%, for the six months ended June 30, 1997. The increase in noninterest expense for the three and six months ended June 30, 1997 resulted from the $62,000 and $133,000 increase in other expense and the $73,000 and $94,000 increase in compensation expense, respectively, which was partially offset by a $44,000 and $86,000 decline in federal insurance premiums respectively. The increase in other expenses resulted primarily from legal fees related to the establishment of the Company's stock plan and Management Recognition and Development Plan (MRP) and various fees associated with being a public company. The increase in compensation expense was attributable to the impact of the Employee Stock Ownership Plan (ESOP) and the MRP which were implemented as a result of the stock conversion. Compensation expense related to the ESOP was $26,000 and $50,000 for the three and six months ended June 30, 1997, respectively. Compensation expense related to the MRP was $58,000 for the quarter ended June 30, 1997. The decline in federal insurance premiums experienced during the three and six months ended June 30, 1997 resulted from a decrease in rates charged by the Federal Deposit Insurance Corporation on SAIF assessable deposits. As a result of the Deposit Insurance Funds Act of 1996 and the resultant recapitalization of the SAIF, the annual assessment rate on SAIF deposits was decreased on January 1, 1997 to .0648% from the previous rate of
 .23%.

     INCOME TAX EXPENSE. Income tax expense for the three and six months ended June 30, 1996 was $104,000 and $181,000, respectively, compared to income tax expense of $157,000 and $302,000 for the three and six months ended June 30, 1997, respectively. The Company's effective tax rate for the three and six months ended June 30, 1997 was 28.8% and 24.9%, respectively, compared to 29.4% and 25.6% for the three and six months ended June 30, 1996, respectively. The effective tax rate for each period was below the statutory federal rate of 34% due to the Company's investment in tax exempt securities.

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

     A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At June 30, 1997, cash and cash equivalents totaled $12.0 million.

     The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the six months ended June 30, 1997, purchases of investment securities and mortgage-backed securities totaled $69.1 million and $3.4 million, respectively, while loan originations totaled $8.5 million. These investments were funded primarily from loan and mortgage-backed security repayments of $6.4 million and investment security sales and maturities of $74.9 million.

     Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow additional funds from the Federal Home Loan Bank (FHLB). At June 30, 1997, the Company had no outstanding advances from the FHLB.

     At June 30, 1997, the Company exceeded all of its regulatory capital requirements. The Company's subsidiary banks actual and required capital amounts and ratios as of June 30, 1997 are as follows:



                                                  Actual         Capital Requirements
                                           ------------------------------------------
(Dollars in thousands)                     Amount        Ratio     Amount      Ratio
-------------------------------------------------------------------------------------
Total capital
  (to risk-weighted assets):
     Chester National Bank                  $23,692      57.58%     3,292    8.00%
     Chester National Bank of Missouri        3,105      50.86%       488    8.00%
Tier 1 capital
  (to risk-weighted assets):
     Chester National Bank                  $23,369      56.80%     1,646    4.00%
     Chester National Bank of Missouri        3,050      49.96%       244    4.00%
Tier 1 capital
  (to average assets):
     Chester National Bank                  $23,369      18.73%     3,743    3.00%
     Chester National Bank of Missouri        3,050      26.79%       342    3.00%

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

IMPACT OF NEW ACCOUNTING STANDARDS

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINQUISHMENTS OF LIABILITIES

On January 1, 1997, the Company adopted SFAB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement also requires that a liability can be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from the liability either judicially or by the creditor. The Statement provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase transactions including "dollar rolls", "wash sales", loan syndications and participations, risk participation in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities. The adoption of SFAS No. 125 did not have a material effect on the Company's consolidated financial statements.

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

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

In February 1997, the FASB issued SFAS 129 which establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. Since SFAS 129 is a disclosure requirement there will be no impact on the Company's financial statements.

REPORTING COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS is effective for fiscal years beginning after December 15, 1997. SFAS 130 is a reporting and disclosure requirement and, therefore, will have no impact on the Company's financial statements.

DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS 131 which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Since SFAS 131 was only recently issued, the Company has not yet determined the impact of adopting SFAS 131. However, since SFAS 131 is a disclosure requirement there will be no effect on the Company's financial position or results of operations.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.



                                                       At June 30, 1997    At December 31, 1996
                                                       ----------------    --------------------
                                                               (Dollars in Thousands)
                                                       --------------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate:
     Residential                                             $      11                $   11
     Commercial                                                      0                    14
     Consumer                                                       22                    54
                                                             ---------                ------
       Total                                                        33                    79
                                                             ---------                ------
Accruing loans which are contractually past due 90
days or more:
     Residential real estate                                         0                    --
     Consumer                                                        0                    --
                                                             ---------                ------
       Total                                                         0                    --
                                                             ---------                ------
Total non-performing loans                                          33                    79
Real estate acquired by foreclosure, net                           113                   117
                                                             ---------                ------
     Total non-performing assets                                   146                $  196
                                                             =========                ======
     Total non-performing loans to net loans                       .06%                 0.14%
                                                             =========                ======
     Total allowance for loan losses to
      non-performing loans                                    1,145.04%               485.74%
                                                             =========                ======
     Total non-performing assets to total assets                   .11%                 0.13%
                                                             =========                ======

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

     None

Item 3.  Defaults upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

         On February 21, 1997, the Company solicited proxies for the annual meeting of stockholders of the Company held on April 4, 1997. The meeting involved the election of three directors and ratification of the Chester Bancorp, Inc. 1997 Stock Option Plan and the Chester Bancorp, Inc. 1997 Management Recognition and Development Plan. The directors up for election were each elected by the vote of 2,047,138 shares out of 2,055,386 shares present at the meeting, either in person or by proxy. Ratification of the Chester Bancorp, Inc. 1997 Stock Option Plan was approved by the vote of 1,694,235 for, 40,848 against and 9,645 abstain. Ratification of the Chester Bancorp, Inc. 1997 Management Recognition and Development Plan was approved by the vote of 1,651,060 for, 81,848 against and 11,845 abstain.

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

                             Chester Bancorp, Inc.

                             By: /s/ Michael W. Welge
                                ---------------------------------------
                               Michael W. Welge
                               Chairman of the Board, President and Chief
                                                Financial Officer
                                            (Duly Authorized Officer)

Dated:  August 14, 1997

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