Form 10-Q
period 1997-09-30
CHESTER BANCORP INC
filed 1997-10-31
CIK 1010838

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                               Yes [X]  No [ ]


     The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,987,025 on September 30, 1997.
================================================================================

                     FORM 10-Q
                       Index

                                                                  Page
                                                                Number
PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements

            Consolidated Balance Sheets ........................    2

            Consolidated Statements of Income ..................    3

            Consolidated Statement of Stockholders' Equity .....    5

            Consolidated Statements of Cash Flows ..............    6

            Notes to Consolidated Financial Statements .........    7

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ......    8

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings ...................................   16

   Item 2. Changes in Securities ...............................   16

   Item 3. Defaults upon Senior Securities .....................   16

   Item 4. Submission of Matters to a Vote
            of Securities Holders ..............................   16

   Item 5. Other Information ...................................   16

   Item 6. Exhibits and Reports on Form 8-K ....................   16

Signature ......................................................   17

Exhibit Index ..................................................   18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements provided herein for periods prior to October 4, 1996 are for Chester Savings Bank, FSB (the "Bank"), which is the predecessor of Chester Bancorp, Inc. (the "Company") prior to October 4, 1996.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                                               September 30,  December 31,
                           Assets                                  1997           1996
                                                               -------------  ------------
Cash                                                           $   1,349,900  $  1,925,684
Interest-bearing deposits                                          2,618,094     4,191,595
Federal funds sold                                                 4,710,000    16,000,000
                                                               -------------  ------------
        Total cash and cash equivalents                            8,677,994    22,117,279
Certificates of deposit                                              294,000       888,265
Investment securities:
  Available for sale, at market value                             19,739,187    12,508,487
  Held to maturity, at cost                                       23,160,464    36,254,076
Mortgage-backed securities:
  Available for sale, at market value                              1,712,144     1,898,532
  Held to maturity, at cost                                       13,867,200    13,998,304
Loans receivable, net                                             61,278,367    54,842,131
Accrued interest receivable                                          910,757       863,692
Real estate acquired by foreclosure, net                              46,296       116,747
Office property and equipment, net                                 1,831,730     1,949,535
Income taxes receivable                                                    -        18,051
Deferred tax assets, net                                             104,565        23,792
Other assets                                                         370,926       363,858
                                                               -------------  ------------
                                                               $ 131,993,630  $145,842,749
                                                               =============  ============
            Liabilities and Stockholders' Equity

Savings deposits                                               $  94,753,530  $102,246,850
Securities sold under agreements to repurchase                     6,490,000    11,340,000
Accrued interest payable                                             163,795       112,623
Advance payments by borrowers for taxes and insurance                478,182       447,666
Income taxes payable                                                 244,315             -
Deferred tax liability, net                                                -             -
Accrued expenses and other liabilities                             1,432,113       268,632
                                                               -------------  ------------
        Total liabilities                                        103,561,935   114,415,771
                                                               -------------  ------------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 3,000,000 shares authorized,
   1,987,025 and 2,182,125 issued and outstanding at September
   30, 1997 and and December 31, 1996, respectively                   21,821        21,821
  Additional paid-in capital                                      20,889,197    20,865,158
  Retained earnings, substantially restricted                     12,823,450    12,271,098
  Unrealized gain (loss) on securities available
   for sale, net of tax                                               28,958       (14,499)
  Unearned ESOP shares                                            (1,665,090)   (1,716,600)
  Unamortized restricted stock awards                               (767,146)            -
  Treasury stock, at cost:  195,100 shares and -0- shares at
   September 30, 1997 and December 31, 1996, respectively         (2,899,225)            -
                                                               -------------  ------------
        Total stockholders' equity                                28,431,695    31,426,978
                                                               -------------  ------------
                                                               $ 131,993,630  $145,842,749
                                                               =============  ============

     See accompanying notes to unaudited consolidated financial statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                 Three Months Ended September 30, 1997 and 1996

                                 (Unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                                1997         1996
                                                             ----------  -----------
Interest income:
        Loans receivable                                     $1,294,472  $ 1,192,969
        Mortgage-backed securities                              261,344      279,930
        Investments                                             588,330      690,713
        Interest-bearing deposits and federal funds sold        127,990      178,546
                                                             ----------  -----------
                Total interest income                         2,272,136    2,342,158
                                                             ----------  -----------
Interest expense:
        Savings deposits                                      1,071,146    1,033,611
        Securities sold under agreements to repurchase           82,976      333,753
                                                             ----------  -----------
                Total interest expense                        1,154,122    1,367,364
                                                             ----------  -----------
                Net interest income                           1,118,014      974,794
Provision for loan losses                                        29,000        2,500
                                                             ----------  -----------
        Net interest income after provision for loan losses   1,089,014      972,294
                                                             ----------  -----------
Noninterest income:
        Late charges and other fees                              47,590       29,073
        Gain on sale of investment securities, net                    -       17,397
        Other                                                     6,929        7,983
                                                             ----------  -----------
                Total noninterest income                         54,519       54,453
                                                             ----------  -----------
Noninterest expense:
        Compensation and employee benefits                      353,398      350,628
        MRP - Accelerated vesting                               274,945            -
        Occupancy                                               107,178       88,326
        Data processing                                          49,177       38,156
        Advertising                                              14,422       16,026
        Federal insurance premiums                               15,872       62,395
        SAIF special assessment                                       -      812,498
        Other                                                   151,978      130,371
                                                             ----------  -----------
                Total noninterest expense                       966,970    1,498,400
                                                             ----------  -----------
                Income before income tax expense                176,563     (471,653)
Income tax expense (benefit)                                     19,159     (237,869)
                                                             ----------  -----------
                Net income (loss)                            $  157,404  $  (233,784)
                                                             ==========  ===========
Earnings per share                                                $0.08           NA
                                                             ==========  ===========

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                 Nine Months Ended September 30, 1997 and 1996

                                 (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                                1997        1996
                                                             ----------  ----------
Interest income:
        Loans receivable                                     $3,703,096  $3,659,559
        Mortgage-backed securities                              816,767     816,155
        Investments                                           1,986,209   1,886,641
        Interest-bearing deposits and federal funds sold        414,756     523,920
                                                             ----------  ----------
                Total interest income                         6,920,828   6,886,275
                                                             ----------  ----------
Interest expense:
        Savings deposits                                      3,237,566   3,319,706
        Securities sold under agreements to repurchase          269,299     686,961
                                                             ----------  ----------
                Total interest expense                        3,506,865   4,006,667
                                                             ----------  ----------
                Net interest income                           3,413,963   2,879,608
Provision for loan losses                                        59,000      17,500
                                                             ----------  ----------
        Net interest income after provision for loan losses   3,354,963   2,862,108
                                                             ----------  ----------
Noninterest income:
        Late charges and other fees                             128,763      81,562
        Loss on sale of certificates of deposit                       -     (53,714)
        Gain on sale of investment securities, net               20,469      24,234
        Other                                                    35,021      31,318
                                                             ----------  ----------
                Total noninterest income                        184,253      83,400
                                                             ----------  ----------
Noninterest expense:
        Compensation and employee benefits                    1,093,015     996,469
        MRP - Accelerated vesting                               274,945           -
        Occupancy                                               257,091     228,388
        Data processing                                         127,752     116,850
        Advertising                                              41,658      35,939
        Federal insurance premiums                               53,223     185,381
        SAIF special assessment                                       -     812,498
        Other                                                   468,029     313,759
                                                             ----------  ----------
                Total noninterest expense                     2,315,713   2,689,284
                                                             ----------  ----------
                Income before income tax expense              1,223,503     256,224
Income tax expense (benefit)                                    321,159     (56,620)
                                                             ----------  ----------
                Net income (loss)                            $  902,344  $  312,844
                                                             ==========  ==========
Earnings per share                                                $0.46          NA
                                                             ==========  ==========

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 1997
                                  (Unaudited)



                                                                                    Unrealized gain
                                                                      Retained        (loss) on
                                    Common Stock        Additional    earnings,       securities      Unearned      Unamortized
                                --------------------     paid-in    substantially   available for       ESOP      restricted stock
                                  Shares     Amount      capital     restricted    sale, net of tax    shares          awards
                                ---------    -------    ----------  -------------  ---------------- ------------  ----------------
Balance, December 31, 1996      2,182,125    $21,821   $20,865,159    $12,271,098      $ (14,499)   $(1,716,600)     $         -


Net income                          -           -                -        902,344              -              -                -


Dividends on common stock
at $.18 per share                   -           -                -       (349,992)             -              -                -


Purchase of treasury stock          -           -                -              -              -              -                -

Grant of unamortized
restricted stock awards             -           -                -              -              -              -       (1,160,894)

Amortization of unamortized
restricted stock awards             -           -                -              -              -              -          393,478

Amortization of ESOP awards         -           -           24,038              -              -         51,510                -


Change in unrealized gain
(loss) on securities
available for sale, net             -           -                -              -         43,457              -                -
                                ---------    -------   -----------    -----------       --------    -----------      -----------

Balance, September 30, 1997     2,182,125    $21,821   $20,889,197    $12,823,450       $ 28,958    $(1,665,090)     $  (767,416)
                                =========    =======   ===========    ===========       ========    ===========      ===========


                                     Treasury Stock            Total
                                 ---------------------      Stockholders'
                                 Shares         Amount        equity
                                 ------         ------      ------------
Balance, December 31, 1996             -     $         -    $31,426,979


Net income                             -               -        902,344


Dividends on common stock
at $.18 per share                      -               -       (349,992)


Purchase of treasury stock       195,100      (2,899,225)    (2,899,225)

Grant of unamortized
restricted stock awards                -               -     (1,160,894)

Amortization of unamortized
restricted stock awards                -               -        393,478

Amortization of ESOP awards            -               -         75,548


Change in unrealized gain
(loss) on securities
available for sale, net                -               -         43,457

                                 -------     -----------    -----------
Balance, September 30, 1997      195,100     $(2,899,225)   $28,431,695
                                 =======     ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1997 and 1996
                                  (Unaudited)


                                                                        September 30, September 30,
                                                                            1997         1996
                                                                        ------------  ------------
Cash flows from operating activities:
 Net income                                                             $    902,344  $    312,844
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization:
    Office properties and equipment                                          140,890        88,548
    Deferred fees, discounts, and premiums                                  (310,197)       64,793
    Stock plans                                                              469,027             -
   (Increase) decrease in accrued interest receivable                        (47,065)     (414,445)
   Increase (decrease) in accrued interest payable                            51,171      (309,755)
   Increase (decrease) in income taxes, net                                  154,958      (294,486)
   Loss on sale of certificates of deposit                                         -        53,714
   Gain on sale of investment securities, net                                (20,469)      (24,234)
   Provision for loan losses                                                  59,000        17,500
   FHLB Stock Dividend                                                             -             -
   Net change in other assets and other liabilities                          (10,139)      325,338
                                                                        ------------  ------------
    Net cash provided by (used in) operating activities.                   1,389,520      (180,183)
                                                                        ------------  ------------
Cash flows from investing activities:
 Principal repayments on:
  Loans receivable                                                         9,510,028    13,315,244
  Mortgage-backed securities                                               3,707,731     1,472,270
 Proceeds from the maturity of certificates of deposit                       594,000     3,939,000
 Proceeds from the maturity of investment securities                      90,372,640    46,575,000
 Proceeds from the sale of certificates of deposit                                 -     4,486,286
 Proceeds from the sale of investment securities                           2,019,623     8,013,672
 Proceeds from the redemption of FRB Stock                                     6,000             -
 Cash invested in:
  Loans receivable                                                       (16,008,966)  (12,206,485)
  Mortgage-backed securities                                              (3,364,715)   (2,972,500)
  Investment securities                                                  (86,150,491)  (67,499,078)
  Federal Home Loan Bank stock                                                     -       (17,700)
 Proceeds from sale of real estate acquired by foreclosure                    70,451        19,500
 Purchase of office properties and equipment                                 (23,084)      (16,499)
                                                                        ------------  ------------
    Net cash provided by (used in) investing activities                      733,217    (4,891,290)
                                                                        ------------  ------------
Cash flows from financing activities:
 Increase (decrease) in savings deposits                                  (7,493,320)   (6,180,774)
 Increase (decrease) in securities sold under agreements to repurchase    (4,850,000)    3,340,000
 Stock subscriptions                                                               -    21,821,250
 Dividends paid                                                             (349,992)            -
 Purchase of treasury stock                                               (2,899,225)            -
 Increase in advance payments by borrowers for taxes and insurance            30,516       144,174
                                                                        ------------  ------------
    Net cash provided by (used in) financing activities                  (15,562,021)   19,124,650
    Net increase (decrease) in cash and cash equivalents                 (13,439,284)   14,053,177
Cash and cash equivalents, beginning of period                           22 ,117,279    10,666,127
                                                                        ------------  ------------
Cash and cash equivalents, end of period                                $  8,677,995  $ 24,719,304
                                                                        ============  ============
Supplemental information:
 Interest paid                                                          $  3,519,120  $  4,316,422
 Income taxes paid                                                      $    147,989  $        231
Noncash investing and financing activities -
 interest credited to savings deposits                                  $  2,285,200  $  2,580,423


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (unaudited)


(1)  Basis of Presentation
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated statements of income for the three and nine months ended September 30, 1997 and 1996.

     Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

     The Company completed its initial public stock offering on October 4, 1996. Earnings per share are not applicable for periods prior to the conversion date. The average number of common shares outstanding was 1,969,753 and 1,968,679 for the three and nine months ended September 30, 1997, respectively.

(4)  Employee Stock Ownership Plan
     During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company.
All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 25 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair market value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on allocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $75,548 for the nine months ended September 30, 1997.

     The ESOP shares as of September 30, 1997 are as follows:

         Allocated shares                            2,910
         Committed to be released shares             5,151
         Unreleased shares                         166,509
                                                ----------
              Total ESOP shares                    174,570
                                                ==========
         Fair value of unreleased shares        $2,560,076
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

FINANCIAL CONDITION

        ASSETS. The Company's total assets decreased by $13.8 million, or 9.5%, to $131.9 million at September 30, 1997 from $145.8 million at December 31, 1996. The decrease in the company's asset size was attributable to the $4.9 reduction in reverse repurchase agreements during the first nine months of 1997 and a decrease of $7.5 million in deposits.

        Loans receivable increased $6.4 million, or 11.7%, to $61.2 million at September 30, 1997 from $54.8 million at December 31, 1996. The increase in loans receivable resulted from the combined impact of increased origination volume through the continued focus on the St. Louis mortgage lending market and a $3.8 million reduction in principal repayments on loans receivable. The reduction in repayments is primarily due to the stabilized interest rate environment that has been experienced during 1997.

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

        Mortgage-backed securities at September 30, 1997 were $15.6 million compared to $15.9 million at December 31, 1996. Investment securities decreased $5.8 million, or 12.0%, to $42.9 million at September 30, 1997 from $48.8 million at December 31, 1996. The Bank reinvested the proceeds from maturies and sales of certificates of deposit into higher yielding mortgage-backed securities during 1995 and 1996. During 1997 the Bank received principal repayments on their mortgage-backed securities, resulting in a net decrease of $317,000 in the mortgage-backed securities portfolio at September 30, 1997. The decrease in investment securities resulted primarily from an increased investment in higher yielding loans receivable and mortgage-backed securities.

        Certificates of deposit decreased $594,000 to $294,000 at September 30, 1997 from $888,000 at December 31, 1996. Management began in 1995 to liquidate its certificate of deposit portfolio and has continued to reinvest the proceeds from certificate of deposit maturities into other types of investments.

        Cash, interest-bearing deposits, and federal funds sold, on a combined basis, decreased $13.4 million, or 60.8%, to $8.7 million at September 30, 1997 from $22.1 million at December 31, 1996. At December 31, 1996, management had invested a significant portion of the proceeds from the stock conversion into overnight deposits.

        LIABILITIES. Savings deposits decreased $7.5 million, or 7.3%, to $94.7 million at September 30, 1997 from $102.2 million at December 31, 1996. Reverse repurchase agreements decreased $4.9 million from $11.3 million at December 31, 1996 to $6.5 million at September 30, 1997. The majority of such agreements are maintained with Gilster-Mary Lee Corporation (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee, which at times has had as much as $25 million in funds on deposit, typically with short terms. At September 30, 1997, the balance of funds on deposit with the Company was $12.7 million, which included the reverse repurchase agreements. Gilster-Mary Lee notified the Company previously of its intent to maintain much smaller deposit balances with the institution in the future. The loss of funds may impair future earnings as there is no intent to replace the savings deposits or reverse repurchase agreements with other wholesale funds. At September 30, 1997, the Company maintained an adequate liquidity level to cover the withdrawal of such deposits and/or additional reduction of such borrowings.

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

        NET INCOME. The Company's net income for the three and nine months ended September 30, 1997 was $157,000 and $902,000 respectively, compared to $(234,000) and $313,000 for the three and nine months ended September 30, 1996, respectively. The $391,000 and $589,000 increase in net income for the three and nine months ended September 30, 1997, respectively, was a combination of the one-time assessment imposed by the Federal Deposit Insurance Corporation (FDIC) on SAIF-assessable deposits and an accelerated vesting of management recognition shares due to the death of one of the Bank's directors. The special assessment of the Bank totaled $812,000 and was accrued during the quarter ended September 30, 1996. The actual reduction of net income was $504,000, after considering the tax deductibility of the special assessment. The after-tax charge on the mangement recognition shares for the Bank totaled $170,466 and was accrued for during the quarter ended September 30, 1997. Without considering the impact of the one-time assessment and the accelerated vesting of management recognition shares, net income increased $57,000 and $255,000 for the three and nine months ended September 30, 1997, respectively.

        The Company's net income before the impact from the accelerated vesting of management recognition shares was $329,000 (or $.17 per share based on average shares outstanding of 1,969,753). The net charge of $170,466 recognized during the quarter ended September 30, 1997 negatively impacted earnings per share by $.09, resulting in a $.08 earnings per share for the quarter ended September 30, 1997.

        NET INTEREST INCOME. Net interest income totaled $1.1 million for the three months ended September 30, 1997 compared to $975,000 for the three months ended September 30, 1996. The $143,000, or 14.7%, increase in net interest income was the result of a significant increase in the Company's ratio of average interest-earning assets to average interest-bearing liabilities. The ratio increased from 106.00% in the 1996 period to 126.67% in the 1997 period. Net interest income totaled $3.4 million for the nine months ended September 30, 1997 compared to $2.9 million for the nine months ended September 30, 1996. The $534,000, or 18.5%, increase in net interest income was the result of a significant increase in the Company's ratio of average interest-earning assets to average interest-bearing liabilities. The ratio increased from 106.33% in the 1996 period to 125.70% in the 1997 period. The improvement in the ratio was primarily attributable to the $19.1 million of net proceeds received from the issuance of common stock on October 4, 1996.

        INTEREST INCOME. Interest income on loans receivable increased $101,000, or 8.5%, for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. The increase in interest income on loans receivable was the result of an $4.5 million, or 8.1%, increase in the average balance of loans receivable.

        Interest income on loans receivable increased $44,000, or 1.2%, for the nine months ended September 30, 1997. The increase in interest income on loans receivable was the result of an $1.08 million, or 1.9%, increase in the average balance of loans receivable. The impact of increased volume was partially offset by a decline in the average yield on loans receivable from 8.71% for the nine months ending September 30, 1996 to 8.66% for the nine months ending September 30, 1997.

        Interest income on mortgage-backed securities decreased $19,000 for the three months ended September 30, 1997 and remained constant for both nine month periods. The decrease in interest income on mortgage backed securities was the result of an $449,000, or 2.7%, decrease in the average balance of mortgage-backed securities, coupled with a decline in the average yield from 6.65% for the three months ended September 30, 1996 to 6.39% for the three
months ended September 30, 1997.   The  consistency of interest income on
mortgage-backed securities resulted from a $606,000, or 3.7%, increase in the average balance of mortgage-backed securities, negatively offset by a 23 basis point decline in the average yield on mortgage-backed securities for the nine months ended September 30, 1997.

        Interest earned on investment securities was $588,000 and $2.0 million for the three and nine months ended September 30, 1997, respectively, compared to $691,000 and $1.9 million for the three and nine months ended September 30, 1996, respectively. The decrease of $102,000, or 14.8%, for the three months ended September 30, 1997 was mainly the result of a decrease in the average balance of investments of $9.1 million, or 17.5% for the three months ended September 30, 1997. The increase of $100,000, or 5.3%, for the nine months ended September 30, 1997 was mainly the result of an increase in the average balance of investment securities of $479,000, or 1.0%, for the nine months ended September 30, 1997.

        Interest income on interest-bearing deposit decreased $51,000, or 28.3%, and $109,000, or 20.8%, during the three and nine months ended September 30, 1997, respectively. The decline in interest income on interest-bearing deposits resulted from decreases in the average balance of interest-bearing deposits of $2.3 million, or 20.0%, and $1.9 million, or 16.1%, for the three and nine months ended September 30, 1997, respectively. The decline in the average balance was mainly due to the reinvestment of proceeds from sales and maturities
of certificates of deposit into higher yielding investments.   The decline in
interest income on interest-bearing deposits were also negatively impacted by a 65 basis point and 32 basis point decrease in the average yield on interest-bearing deposits for the three and nine months ended September 30, 1997, respectively.

        INTEREST EXPENSE. Interest expense on savings deposits increased $37,000, or 3.6%, to $1.07 million for the three months ended September 30, 1997 from $1.03 million for the three months ended September 30, 1996. The increase in interest expense resulted from an increase in the average costs of interest-bearing liabilities from 3.72% for the three months ended September 30, 1996 to 4.48% for the three months ended September 30, 1997, partially offset by a $15.4 million, or 13.9%, decrease in the average balance of interest-bearing liabilities. The decrease in the average balance of interest-bearing liabilities was partially attributable to funds held in savings accounts for stock subscriptions sold in accordance with the Bank's initial public offering which closed on October 4, 1996. The decline in deposits was also attributable to increased competition in the Company's market place and also reflected management's decision to compete less aggressively on rates. Management anticipates that the closing of the Company's Carbondale, Illinois branch location on June 30, 1997 will reduce savings deposits in the near future.

        Interest expense on savings deposits decreased $82,000, or 2.5%, to $3.2 million for the nine months ended September 30, 1997 from $3.3 million for the nine months ended September 30, 1996. The decline in interest expense on savings deposits was the result of a $10.0 million, or 9.2%, decrease in the average balance of deposits. The average cost of deposits increased between the two quarters with an average rate of 4.38% for the nine months ended September 30, 1997 compared to 4.08% for the nine months ended September 30, 1996.

        Interest expense on reverse repurchase agreements was $83,000 and $269,000 for the three and nine months ended September 30, 1997, respectively, compared to $334,000 and $687,000 for the three and nine months ended September 30, 1996, respectively. The decreases of $251,000, or 75.1%, and $418,000, or 60.8%, for the three and nine months ended September 30, 1997, respectively, were primarily the result of a decrease in the average balance of reverse repurchase agreements of $11.4 million, or 63.9%, and $9.0 million, or 55.5%, for the three and nine months ended September 30, 1997, respectively.

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

        During the quarter ended September 30, 1997, the Company's provision for loan losses was $29,000 compared to $2,500 for the comparable 1996 quarter.

        The Company's allowance for loan losses was $399,000, or .65%, of loans outstanding at September 30, 1997 compared to $384,000, or .70%, of loans outstanding at December 31, 1996. The Company's level of net loans charged-off during the nine months ended September 30, 1997 was $44,000, which represented
 .08% of average loans receivable outstanding. Based on current levels in the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at September 30, 1997.

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

        NONINTEREST INCOME. Noninterest income was $54,500 for the three months ended September 30, 1997 compared to $54,400 for the three months ended September 30, 1996. The consistency resulted primarily from a $17,000 increase in gains recognized from the sale of investment securities available for sale during the three months ended September 30, 1996 and a $18,500 increase in late charges and other fees during the three months ended September 30, 1997.

        Noninterest income was $184,000 for the nine months ended September 30, 1997 compared to $83,000 for the nine months ended September 30, 1996. The $101,000 increase resulted primarily from a $54,000 loss on the sale of certificates of deposit during the nine months ended September 30, 1996, and a $20,000 increase in gains recognized from the sale of investment securities during the nine months ended September 30, 1997. The increase in noninterest income was also positively impacted by state income tax refunds for prior years that totaled $18,000 and an increase in late charges and other fees of $47,000. The $4.5 million of proceeds from the sale of certificates of deposit during 1996 resulted from management's decision to liquidate the certificate of deposit portfolio with one of its brokers. The Company also made the decision to not reinvest in certificates of deposits as they matured. The proceeds from the maturity and sale of certificates of deposit were invested in mortgage-backed securities and other investment securities.

        NONINTEREST EXPENSE. Noninterest expense decreased $531,000, or 35.5%, for the three months ended September 30, 1997, and $372,000, or 13.9%, for the nine months ended September 30, 1997. The decrease in noninterest expense for both periods primarily resulted from the one-time special assessment imposed by the FDIC on SAIF-assessable deposits. The special assessment for the Bank totaled $812,000 and was accrued at September 30, 1996. The remainder of the fluctuation in noninterest expense was attributable to the $22,000 and $154,000 increase in other expense and the $278,000 and $371,000 increase in compensation expense, respectively, which was partially offset by a $47,000 and $132,000 decline in regular federal insurance premiums respectively. The increase in other expenses resulted primarily from legal fees related to the establishment of the Company's stock plan and Management Recognition and Development Plan
(MRP) and various fees associated with being a public company. The increase in compensation expense was attributable to the impact of the Employee Stock Ownership Plan (ESOP) and the MRP which were implemented as a result of the stock conversion. Compensation expense related to the ESOP was $26,000 and $76,000 for the three and nine months ended September 30, 1997, respectively. Compensation expense related to the MRP was $335,000 and $393,000 for the three and nine months ended September 30, 1997, respectively. The accelerated vesting of management recognition shares due to the death of one of the Bank's directors caused the Bank to recognize an expense of $277,000 for the quarter ended September 30, 1997. The decline in regular federal insurance premiums experienced during the three and nine months ended September 30, 1997 resulted from a decrease in rates charged by the Federal Deposit Insurance Corporation on SAIF assessable deposits. As a result of the Deposit Insurance Funds Act of 1996 and the resultant recapitalization of the SAIF, the annual assessment rate on SAIF deposits was decreased on January 1, 1997 to .0648% from the previous rate of .23%.

        INCOME TAX EXPENSE. Income tax expense for the three and nine months ended September 30, 1997 was $19,000 and $321,000, respectively, compared to income tax benefits of $238,000 and $57,000 for the three and nine months ended September 30, 1996, respectively. The fluctuation in income tax expense was mainly attributable to the $309,000 tax benefit associated with the one-time special assessment imposed by the FDIC. This benefit coupled with the Bank's significant investment in tax-exempt securities (which amounted to $9.6 million at September 30, 1997) resulted in an overall tax benefit for the three and nine months ended September 30, 1996. The income tax expense was also impacted by the $105,000 tax benefit associated with the accelerated vesting of management recognition shares recognized in the quarter ended

September 30, 1997.   Before recognizing the charge of the accelerated vesting
of management recognition shares, the Company's effective tax rate for the three and nine months ended September 30, 1997 was 27.4% and 28.4%, respectively.

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

        A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At September 30, 1997, cash and cash equivalents totaled $8.7 million.

        The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the nine months ended September 30, 1997, purchases of investment securities and mortgage-backed securities totaled $86.1 million and $3.4 million, respectively, while loan originations totaled $16.0 million. These investments were funded primarily from loan and mortgage-backed security repayments of $13.2 million and investment security sales and maturities of $92.4 million.

        Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow additional funds from the Federal Home Loan Bank (FHLB). At September 30, 1997, the Company had no outstanding advances from the FHLB.

        At September 30, 1997, the Company exceeded all of its regulatory capital requirements. The Company's subsidiary banks actual and required capital amounts and ratios as of September 30, 1997 are as follows:


                                           Actual          Capital Requirements
                                           ------------------------------------
(Dollars in thousands)                     Amount   Ratio     Amount    Ratio
-------------------------------------------------------------------------------
Total capital
  (to risk-weighted assets):
    Chester National Bank                  $24,033  57.29%     3,356     8.00%
    Chester National Bank of Missouri        3,133  48.08%       521     8.00%
Tier 1 capital
  (to risk-weighted assets):
    Chester National Bank                  $23,697  56.49%     1,678     4.00%
    Chester National Bank of Missouri        3,070  47.12%       261     4.00%
Tier 1 capital
  (to average assets):
    Chester National Bank                  $23,697  19.58%     3,630     3.00%
    Chester National Bank of Missouri        3,070  24.93%       369     3.00%

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

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.



                                                       At September 30, 1997  At  December 31, 1996
                                                       ---------------------  ---------------------
                                                       (Dollars in Thousands)
                                                       --------------------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate:
    Residential                                             $      69              $      11
    Commercial                                                      0                     14
    Consumer                                                        7                     54
                                                            ---------              ---------
        Total                                                      76                     79
                                                            ---------              ---------
Accruing loans which are contractually past due 90
days or more:
    Residential real estate                                         0                     --
    Consumer                                                        0                     --
                                                            ---------              ---------
        Total                                                       0                     --
                                                            ---------              ---------
Total non-performing loans                                         76                     79
Real estate acquired by foreclosure, net                           46                    117
                                                            ---------              ---------
        Total non-performing assets                               122              $     196
                                                            =========              =========
        Total non-performing loans to net loans                   .12%                  0.14%
                                                            =========              =========
        Total allowance for loan losses to
          non-performing loans                                 525.14%                485.74%
                                                            =========              =========
        Total non-performing assets to total assets               .09%                  0.13%
                                                            =========              =========

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

                                        Chester Bancorp, Inc.

                                        By: /s/ Michael W. Welge
                                            -----------------------------
                                            Michael W. Welge
                                            Chairman of the Board, President
                                              and Chief Financial Officer
                                               (Duly Authorized Officer)
Dated:  October 31, 1997

                                EXHIBIT INDEX



Exhibit No.                               Description
-----------                               -----------
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