Form 10-K
period 1997-12-31
CHESTER BANCORP INC
filed 1998-03-20
CIK 1010838

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        FEE REQUIRED

        For the Fiscal Year Ended December 31, 1997

                                       OR

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        NO FEE REQUIRED


        For the transition period from ______________ to ____________

                       Commission File Number: 000-21167

                             CHESTER BANCORP, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                               37-1359570
(State or other jurisdiction of incorporation               (I.R.S. Employer
        or organization)                                Identification Number)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.    YES [X]   NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price February 1, 1998, as reported by the Nasdaq National Market, was approximately $25,084,613.

     As of February 1, 1998 there were 2,182,125 shares issued, of which 1,953,046 shares were outstanding, of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1997, are incorporated by reference in Part II.

     Portions of the registrant's proxy statement for its April 3, 1998, annual meeting of stockholders (the "1998 Proxy Statement") are incorporated by reference in Part III.

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

     The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by the Banks and are not paid separate remuneration for such services. The Company reimburses the Banks for the use of their personnel. At December 31, 1997, the Company had total consolidated assets of $133.8 million, total consolidated deposits of $95.4 million, and consolidated stockholders' equity of $29.0 million. The Company's principal office is located at 1112 State Street, Chester, Illinois 62233 and its telephone number is (618) 826-5038.

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

     Chester National Bank conducts its business from its main office, three full-service branches located in Pinckneyville, Sparta, and Red Bud, Illinois. Chester National Bank's principal executive office is located at 1112 State Street, Chester, Illinois, and its telephone number at that address is
(618) 826-5038. Chester National Bank of Missouri conducts its business from its main office in Perryville and one Loan Production Office in Cape Girardeau, Missouri. Chester National Bank of Missouri's principal executive office is located at 1010 N. Main, Perryville, Missouri 63775, and its telephone number at that address is (573)547-7611. The Banks' deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") and the Banks are regulated by the Office of the Comptroller of the Currency ("OCC").

     The Banks primarily engage in the business of attracting retail deposits from the general public in the Banks' respective market areas and using such funds together with borrowings and funds from other sources to originate mortgage loans secured primarily by one- to four-family residential real estate. The Banks also originate consumer loans, commercial real estate loans, and multi-family loans. At December 31, 1997, the Banks' gross loan portfolio totaled $60.9 million, of which 77.5% were one- to four-family residential mortgage loans, 7.7% were consumer loans, 9.5% were commercial real estate and multi-family loans, and 4.2% were commercial loans. In addition, the Banks have maintained a significant portion of their assets in marketable securities. The Banks' investment portfolios have been weighted toward United States Treasury and agency securities. The portfolios also have included a significant amount of tax exempt state and municipal securities. In addition, the Banks have invested in mortgage-backed securities to supplement their lending operations. Investment and mortgage-backed securities totaled $44.9 million and $13.8 million, respectively, at December 31, 1997.


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


Lending Activities

     GENERAL. The principal lending activity of the Banks is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. To a significantly lesser extent, the Banks also originate multi-family, commercial real estate, land and consumer loans. The Banks' net loans receivable totaled $60.5 million at December 31, 1997, representing 45.2% of total assets.

     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Banks' consolidated loan portfolio by type of loan and type of security as of the dates indicated. The Banks had no concentration of loans exceeding 10% of total loans other than as set forth below.

                                                               At December 31,
                                  ----------------------------------------------------------------------
                                        1997                    1996                         1995
                                  -----------------         ------------               ----------------
                                  Amount      Percent     Amount     Percent        Amount       Percent
                                  ------      -------     ------     -------        ------       -------
                                                      (Dollars in Thousands)
Type of Loan:
-------------
Commercial loans:                 $ 2,527        4.15%    $    279      0.51%       $      0      0.00%
Mortgage loans:
 Conventional.................     47,438       77.89       44,064     79.62          47,213     81.45%
 FHA..........................        162        0.27          251      0.45             344      0.59
 Commercial...................      5,082        8.34        4,606      8.32           2,870      4.95
 Construction.................      1,002        1.65          197      0.36           1,172      2.02
                                  -------      ------     --------    ------        --------    ------
  Total mortgage loans........     53,684       88.15       49,118     88.75          51,599     89.01
                                  -------      ------     --------    ------        --------    ------
Consumer loans:
 Automobile...................      1,102        1.81        1,642      2.97           1,713      2.95
 Home improvement.............      1,402        2.30        1,334      2.41           1,348      2.33
 Credit cards.................        999        1.64          982      1.77             939      1.62
 Savings account..............        418        0.69          513      0.93             440      0.76
 Other........................        767        1.26         1474      2.66           1,928      3.33
                                  -------      ------     --------    ------        --------    ------
  Total consumer loans........      4,688        7.70        5,945     10.74           6,368     10.99
                                  -------      ------     --------    ------        --------    ------
  Total loans.................     60,899      100.00%      55,342    100.00%         57,967    100.00%
                                               ======                 ======                    ======
Less:
 Loans in process.............         41                       95                       533
 Deferred fees (costs) and
 discounts....................        (46)                      21                        23
 Allowance for losses.........        436                      384                       390
                                  -------                 --------                  --------
  Loans receivable, net.......    $60,468                 $ 54,842                  $ 57,021
                                  =======                 ========                  ========
Type of Security:
-----------------
Residential real estate:
 One- to four-family..........    $47,173       77.46%    $ 42,808     77.36%       $ 47,201     81.43%
 Multi-family.................        706        1.16          819      1.48             600      1.03
Commercial real estate........      5,082        8.34        4,606      8.32           2,870      4.95
Commercial loans                    2,527        4.15          279      0.50               0      0.00
Agriculture and land..........        723        1.19          885      1.60             928      1.60
Consumer loans................      4,688        7.70        5,945     10.74           6,368     10.99
                                  -------      ------     --------    ------        --------    ------
  Total loans.................     60,899      100.00%      55,342    100.00%         57,967    100.00%
                                               ======                 ======                    ======
Less:
 Loans in process.............         41                       95                       533
 Deferred fees (costs) and
 discounts....................        (46)                      21                        23
 Allowance for losses.........        436                      384                       390
                                  -------                 --------                  --------
 Loans receivable, net........    $60,468                 $ 54,842                  $ 57,021
                                  =======                 ========                  ========

     RESIDENTIAL REAL ESTATE LENDING. The primary lending activity of the Banks is the origination of mortgage loans to enable borrowers to purchase or refinance existing one- to four-family homes. Management believes that this policy of focusing on one- to four-family residential mortgage loans located in its market area has been successful in contributing to interest income while keeping credit losses low. At December 31, 1997, $47.2 million, or 77.5% of the Banks' gross consolidated loan portfolio, consisted of loans secured by one- to four-family residential real estate. The average principal balance of the loans in the Banks' one- to four-family portfolio was approximately $38,943 at December 31, 1997. The Banks presently originate for retention in their portfolio both ARM loans with terms of up to 25 years and fixed-rate mortgage loans with terms of up to 20 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At December 31, 1997, $13.2 million, or 21.7% of the Banks' gross loans, were subject to periodic interest rate adjustments.

     The loan fees charged, interest rates and other provisions of the Banks' ARM loans are determined by the Banks based on their own pricing criteria and competitive market conditions. The Banks originate one-year ARM loans secured by owner-occupied residences whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.75% above the one-year or, occasionally the three-year, constant maturity United States Treasury ("CMT") index. The Banks occasionally offer ARM loans with initial rates below those which would prevail under the foregoing computations, determined by the Banks based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At December 31, 1997, the initial interest rate on ARM loans offered by the Banks ranged from 7.00% to 7.50% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Banks' ARM loans is generally 2% per year and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

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

     COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING: Historically, the Banks have engaged in limited amounts of commercial real estate and multi-family lending. At December 31, 1997, commercial real estate loans aggregated $5.1 million, or 8.3% of the total consolidated loan portfolio and multi-family loans aggregated $706,000 or 1.2% of the total consolidated loan portfolio. The principal balance of such loans in the Banks' consolidated loan portfolio ranged from approximately $1,000 to $300,000 at December 31, 1997. Substantially all of these loans are secured by properties located in the Banks' market area. Such properties include churches, a library, golf courses and professional offices. Approximately $472,000 or 0.8% of total loans, were secured by churches. Commercial real estate and multi-family loans are generally made for balloon terms of 5 to 10 years with a maximum amortization of 20 years.

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

     CONSTRUCTION LENDING. The Banks originate residential construction loans to individuals to construct one- to four-family homes. The Banks generally do not originate speculative construction loans (i.e., loans to builders to construct homes for which there are no contracts for sale in place). At December 31, 1997, construction loans totaled $1.0 million, or 1.7% of the gross consolidated loan portfolio.

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

     AGRICULTURE AND LAND LENDING. The Banks originate loans secured by farm residences and combinations of farm residences and farm real estate. The Banks also originate loans for the acquisition of land upon which the purchaser can then build. At December 31, 1997, the agriculture and land consolidated loan portfolio totaled $723,000 or 1.2% of total loans, substantially all of which were secured by properties located in the Banks' market area. Agriculture and land loans are generally made for the same terms and at the same interest rates as those offered on commercial real estate and multi-family loans, with a loan-to-value ratio which is generally limited to 75%.

     Loans secured by farm real estate generally involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties may, in some instances be dependent on farm income from the properties. To address this risk, the Banks historically have not considered farm income when qualifying borrowers. In addition, such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, the Banks may be confronted with a property the value of which is insufficient to assure full repayment in the event of default and foreclosure.

     CONSUMER AND OTHER LOANS. The Banks offer a variety of secured or guaranteed consumer loans, including automobile loans, home improvement loans, unsecured loans and loans secured by savings deposits. Consumer loans are made
at fixed interest rates and for varying terms.   At December 31, 1997 the
Banks' consumer loans totaled $4.7 million, or 7.7% of total loans. The Banks view consumer lending as an important component of their business operations because consumer loans generally have shorter terms and higher yields than one- to four-family real estate loans, thus reducing exposure to changes in interest rates. In addition, the Banks believe that offering consumer loans helps to expand and create stronger ties to their customer base.

     The largest category of consumer loans in the Banks' portfolio consists of home improvement loans. At December 31, 1997, home improvement loans totaled $1.4 million, or 2.3% of the Banks' total consolidated loan portfolio. The Banks' home improvement loans are secured by the borrower's principal residence. The maximum amount of a home improvement loan is generally 80% of the appraised value of a borrower's real estate collateral less the amount of any prior mortgages or related liabilities. With respect to substantially all home improvement loans, the Banks hold the first mortgage on the borrower's residence. Home improvement loans are approved with fixed interest rates which are determined by the Banks based upon market conditions. Such loans may be fully amortized over the life of the loan or have a balloon feature. The maximum term for a home improvement loan is five years.

     The second largest category of consumer loans in the Banks' portfolio consists principally of direct loans secured by automobiles. The Banks generally do not originate loans secured by recreational vehicles. At December 31, 1997, consumer loans secured by automobiles totaled $1.1 million, or 1.8% of the Banks' total consolidated loan portfolio. Automobile loans are offered with maturities of up to 60 months for new automobiles and up to 48 months for used automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile and will be made based on amounts as set forth in the NADA "bluebook."

     The Banks began offering proprietary VISA credit cards during 1993 and, at December 31, 1997, there were approximately 1000 credit card accounts with a total balance of $999,000. This program has been offered to residents of the Banks' primary market area but card recipients need not otherwise be customers of the Banks. The VISA card program currently provides an individual borrowing limit of $3,500 or less, a fixed rate of interest of 9.9% and a "rebate" feature. The Banks may alter the general terms of this program as they seek to expand their credit card program.

     The Banks had $158,000, or .3% of total loans in unsecured consumer loans at December 31, 1997. These loans are made for a maximum of 30 months or less with fixed rates of interest and are offered primarily to existing customers of the Banks.

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

     COMMERCIAL BUSINESS LENDING. The Banks became active in the origination of small commercial business loans in order to diversify their credit risk and increase the average yield and repricing speed of their interest-earning assets.

     MATURITY OF CONSOLIDATED LOAN PORTFOLIO. The following table sets forth at December 31, 1997 certain information regarding the dollar amount of loans maturing in the Banks' portfolio based on their contractual terms to maturity. Demand loans (loans having no stated repayment schedule and no stated maturity) and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, and allowance for loan losses.


                             During the Year           After           After           After
                            Ended Decmber 31,          3 Years         5 Years         10 Years
                        --------------------------     Through         Through         Through       Beyond
                          1998     1999     2000       5 Years         10 Years        15 Years      15 Years      Total
                        -------  -------  --------     -------         --------        --------      --------      -----
                                                        (In Thousands)
Commercial loans         $2,149   $  209    $    -         $     8      $    161       $     0       $     0     $  2,527
Real estate mortgage..       21      164       213           4,893        13,419        15,362        13,528       47,600
Commercial real estate      211      698       242           1,223         1,273           969           466        5,082
Construction..........      901      101         -               -             -             -             -        1,002
Home improvement......      202      159       299             534           208             -             -        1,402
Automobile............      164      250       408             280             -             -             -        1,102
Credit cards..........      999        -         -               -             -             -             -          999
Other.................      664      341        61              79            40             -             -        1,185
                         ------   ------    ------         -------      --------       -------       -------     --------
  Total loans.........   $5,311   $1,922    $1,223         $ 7,017      $ 15,101       $16,331       $13,994     $ 60,899
                         ======   ======    ======         =======      ========       =======       =======     ========

     The following table sets forth the dollar amount of all loans due after December 31, 1998 which have fixed interest rates and have floating or adjustable interest rates.


                                   Fixed           Floating- or
                                   Rates         Adjustable-Rates
                                   -----         ----------------

                                          (In Thousands)
Commercial loans                   $   195          $    183
Real estate mortgage..........      37,485            10,094
Commercial real estate........       3,182             1,689
Construction..................         101                 -
Home improvement..............       1,200                 -
Automobile....................         938                 -
Credit cards..................           -                 -
Other.........................         521                 -
                                   -------          --------
  Total.......................     $43,622          $ 11,966
                                   =======          ========

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

     LOAN ORIGINATIONS, SALES AND PURCHASES. During the years ended December 31, 1997, 1996 and 1995, the Banks' total loan originations were $20.7 million, $11.0 million, and $15.3 million, respectively. While the Banks originate both adjustable-rate and fixed-rate loans, their ability to generate each type of loan depends upon relative customer demand for loans in their market.

     Consistent with their asset/liability management strategy, the policy of the Banks has been to retain in their portfolio nearly all of the loans that they originate. Any loan sales are generally made without recourse to the Banks.

     The Banks have processed loans through their Cape Girardeau loan production office, however, such loans are funded by the purchaser of the loan at closing and closed in the name of such purchaser. During the years ended December 31, 1997, and 1996 the Banks processed $911,000, and $870,000, respectively, of such loans for which the Bank received fees of $19,000, and $13,000, respectively.

The following table shows total loans originated and repaid during the periods indicated. No loans were purchased or sold during the periods indicated.

                               Year Ended December 31,
                               -----------------------

                               1997      1996      1995
                               ----      ----      ----

                                    (In Thousands)
Total loans at beginning
 of period..................  $54,842   $57,021   $58,157
                              -------   -------   -------
Loans originated:
 Commercial loans               2,323       623         -
 Single-family residential..   12,389     5,284     6,349
 Commercial real estate.....    1,957         0        57
 Construction loans.........    1,655       699     2,262
 Agriculture and land.......      202       191       364
 Consumer...................    2,181     4,220     6,249
                              -------   -------   -------
  Total loans originated....   20,707    11,017    15,281
                              -------   -------   -------
Loan principal repayments...   15,085    13,249    16,063

Increase (decrease) in
  other items, net..........        4        53      (354)
                              -------   -------   -------
Total loans at
  end of period.............  $60,468   $54,842   $57,021
                              =======   =======   =======

     LOAN COMMITMENTS. The Banks issue, without fee, commitments for one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and at a specified interest rate and are honored for up to three months from the date of loan approval. The savings Bank had outstanding net loan commitments of approximately $988,000 at December 31, 1997, of which $386,000 were for fixed rate loans. In addition, the Banks had commitments to fund outstanding credit lines of $543,000 at December 31, 1997.

     LOAN ORIGINATION AND OTHER FEES. The Banks, in some instances, receive loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Banks is generally up to 1.0% for mortgage loans and construction loans. Current accounting standards require that origination fees received (net of certain loan origination costs) for originating loans be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Banks had $50,000 of net deferred loan costs at December 31, 1997.

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

     Consumer loan collection procedures are substantially the same as those for mortgage loans. In most cases, delinquencies are cured promptly; however, if, by the 120th day of delinquency the delinquency has not been cured, the Banks begin legal action to repossess the collateral. At the 120th day of delinquency, the savings Bank charges off the full principal amount of the loan.

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

                                                  At December 31,
                       ----------------------------------------------------------------------
                               1997                     1996                    1995
                       ---------------------   ----------------------   ---------------------
                                  Percentage               Percentage              Percentage
                       Principal   of Gross    Principal    of Gross    Principal   of Gross
                        Balance     Loans       Balance       Loans      Balance     Loans
                       ---------  ----------   ---------   ----------   ---------  ----------
                                                (Dollars in Thousands)
Loans delinquent for:
 30 - 59 days.........  $  963        1.58%       $757        1.37%        $443       0.76%
 60 - 89 days.........     423         .70         186         .34           65       0.12
                        ------       -----        ----        ----         ----       ----
                        $1,386        2.28%       $943        1.71%        $508       0.88%
                        ======       =====        ====        ====         ====       ====

     The following table sets forth information with respect to the Banks' non-performing assets at the dates indicated. The Banks have no restructured loans within the meaning of SFAS No. 15 at any of the dates indicated.



                                                      At December 31,
                                              -----------------------------
                                                1997      1996       1995
                                              --------  --------   --------
                                                (Dollars in Thousands)
Non-performing loans:
Loans accounted for on a non-accrual basis:
 Real Estate:
  Residential..............................  $     27    $    11   $    56
  Commercial...............................        --         14        49
 Consumer..................................        10         54        40
                                             --------    -------   -------
  Total....................................        37         79       145
                                             --------    -------   -------

Accruing loans which are contractually
past due 90 days or more:
 Residential real estate...................        --         --        --
Consumer...................................        --         --        14
                                             --------    -------   -------
  Total....................................        --         --        14
                                             --------    -------   -------

Total non-performing loans.................        37         79       159

Real estate acquired by
 foreclosure, net..........................        38        117       209
                                             --------    -------   -------
Total non-performing assets................  $     75    $   196   $   368
                                             ========    =======   =======
Total non-performing loans to
 net loans.................................      0.06%      0.14%     0.28%
                                             --------    -------
Total allowance for loan losses
 to non-performing loans...................   1159.97%    485.74%   244.79%
                                             ========    =======   =======
Total non-performing assets to
 total assets..............................       .06%       .13%     0.27%
                                             ========    =======   =======

     At December 31, 1997, Management of the Banks was unaware of any material loans not disclosed in the above table but where known information about possible credit problems of the borrowers caused management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms at that date and which may result in future inclusion in the non-performing assets category.

     REAL ESTATE ACQUIRED BY FORECLOSURE. The Banks had $38,000 in real estate acquired by foreclosure at December 31, 1997, which consisted of three separate parcels of residential real estate.

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

     The aggregate amounts of the Banks' classified assets including assets designated special mention and general and specific loss allowances at the dates indicated, were as follows:

                                 At December 31,

                              1997     1996     1995
                             -------  -------  ------
                                   (In Thousands)
Loss.......................   $  --   $   8    $  8
Doubtful...................      --      15      --
Substandard assets.........     373     184     344
Special mention............       7      --      --
                              -----   -----    ----
 Total.....................   $ 380   $ 207    $352
                              =====   =====    ====

General loss allowances....   $ 436   $ 376    $382
Specific loss allowances...      --       8       8
                              -----   -----    ----
 Total loss allowances.....   $ 436   $ 384    $390
                              =====   =====    ====

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

     At December 31, 1997, the Banks had an allowance for loan losses of $436,000. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the consolidated portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     While the Banks believe they have established their existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Banks' consolidated loan portfolio, will not request the Banks to increase significantly their allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Banks' financial condition and results of operations.

     The following table sets forth an analysis of the Banks' allowances for loan losses for the periods indicated.


                                            Year Ended December 31,
                                          --------------------------
                                           1997      1996      1995
                                          ------    ------    ------
                                        (Dollars in Thousands)
Allowance at beginning of period.....     $ 384     $ 390     $ 246

Provision for loan losses............        98        33       161
Recoveries...........................        21         3        --

Charge-offs:
 Residential real estate.............        (6)       --        --
 Commercial real estate                      (8)       --        --
 Consumer............................       (53)      (42)      (17)
                                          -----     -----     -----
  Total charge-offs..................       (67)      (42)      (17)
                                          -----     -----     -----
Allowance at end of period...........     $ 436     $ 384     $ 390
                                          =====     =====     =====
Ratio of allowance to total
 loans outstanding at
 the end of the period...............      0.72%     0.70%     0.68%
                                          =====     =====     =====
Ratio of net charge-offs to
 average loans outstanding
 during the period...................      0.08%     0.07%     0.03%
                                          =====     =====     =====

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

                                                                                At December 31,
                                  --------------------------------------------------------------------------------------------------
                                             1997                                1996                              1995
                                  -------------------------------      --------------------------------  ---------------------------
                                            As a %       % of                     As a %       % of              As a %     % of
                                            of Out-      Loans in                 of Out-      Loans in          of Out-    Loans in
                                            standing     Category                 standing     Category          standing   Category
                                            Loans in     to Total                 Loans in     to Total          Loans in   to Total
                                   Amount   Category     Loans         Amount     Category     Loans     Amount  Category   Loans
                                   ------   --------     --------      ------     --------     --------  ------  --------   --------
                                                                      (Dollars in Thousands)
Real estate - mortgage:
 Residential....................    $250      .52%        78.6%         $236        .54%        78.9%     $244    0.51%     82.4%
 Commercial.....................      68     1.34          8.3            69       1.50          8.3        69    2.40       5.0
Commercial                            61     2.41          1.2             8       2.87           .5        --    0.00       0.0
 Agriculture and land...........       5      .69          1.2             5        .56          1.6         5    0.54       1.6
Consumer........................      52     1.11          7.7            66       1.11         10.7        72    1.13      11.0
                                    ----                 -----          ----                   -----      ----             -----
  Total allowance for
  loan losses...................    $436                 100.0%         $384                   100.0%     $390             100.0%
                                    ====                 =====          ====                   =====      ====             =====

INVESTMENT ACTIVITIES

     GENERAL. The Banks' policies generally limit investments to U.S. Government and agency securities, certificates of deposit in other financial institutions, municipal bonds, and mortgage-backed securities. All of the Banks' investment securities are subject to market risk insofar as an increase in market rates of interest may cause a decrease in their market value. Investment decisions are made by the Company's Chairman, President and Chief Financial Officer Michael W. Welge and reported at the monthly Board of Directors' meetings.

     At December 31, 1997, the Banks' investment portfolio totaled $54.7 million and consisted principally of United States Government and agency obligations, mortgage-backed securities, certificates of deposit in other financial institutions, municipal obligations, equity securities, investment-bearing deposits, FHLB Stock, and FRB Stock. At December 31, 1997, the Banks' investment portfolio did not contain any securities of a single issuer (other than the United States Government and agencies thereof) which had an aggregate book value in excess of 10% of the Banks' equity at that date.

     As of December 31, 1997, the held to maturity investment portfolio of the Banks contained securities with an amortized cost of $25.2 million and a fair value of $25.4 million and consisted of United States agency obligations, municipal and state obligations and mortgage-backed bonds. At December 31, 1997, the Banks' investment securities available for sale portfolio consisted of U.S. Government obligations, equity securities, stock in Federal Home Loan Bank, and stock in Federal Reserve Bank with an amortized cost of $19.7 million and a fair value of $19.7 million. At December 31, 1997, the Banks held no securities that were classified as trading securities.

     INVESTMENT STRATEGY. Historically, the Banks have maintained a substantial proportion of their assets in investments and mortgage-related securities. The objectives of these investments are to: (i) provide sufficient liquidity to fund the operational needs of the Banks, (ii) provide a stable base of income with minimal credit risk, (iii) invest those deposit funds in excess of the mortgage and consumer lending volumes available to the Banks in their market area, (iv) invest the deposit and reverse repurchase agreement funds attributable to Gilster-Mary Lee, and (v) generally assist in managing the interest rate risk of the Banks. The Banks invest in U.S. Government and U.S. Government agency securities, securities of U.S. Government-sponsored enterprises (e.g., FNMA and FHLMC), tax-exempt securities of states and municipalities, short-term interest-bearing deposits and federally insured certificates of deposits in other financial institutions, FHLB-Chicago stock, and mortgage-related securities (including mortgage-backed securities and collateralized mortgage obligations). The foregoing securities serve different functions within the context of the Banks' investment practices.

     U.S. Government securities, all of which were available for sale at December 31, 1997, function as the Banks' principal source of liquidity for their operations. Accordingly, the Banks limit maturities to five years or less and typically purchase shorter maturities of two years or less. Though the primary function of the U.S. Government securities portfolio is liquidity, the Banks seek to improve the yield or expected total return of the portfolio by selectively readjusting the maturity structure of the portfolio as securities mature, or occasionally, through sale and investment.

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

     The following tables set forth the composition of the Banks' investment portfolio at the dates indicated.


                                                                                   At December 31,
                                                 ---------------------------------------------------------------------------------
                                                           1997                          1996                        1995
                                                 --------------------------   ----------------------------   ---------------------
                                                  Carrying      Percent of      Carrying      Percent of     Carrying   Percent of
                                                    Value       Portfolio        Value        Portfolio       Value      Portfolio
                                                 ----------   -------------   ------------  --------------   --------   ----------

                                                                                  (Dollars in Thousands)
Investment securities:
  Available for sale (at market value)-
    securities of U.S. government                  $ 17,509       32.0%        $11,475         16.4%          $ 6,524      11.3%
  Held to maturity (at cost):
    Securities of U.S. agencies..................    14,942       27.3          14,512         20.8            10,017      17.4
    Mortgage-backed bonds........................     2,634        4.8          10,912         15.6             8,606      15.0
    Securities of states and municipalities......     7,657       14.0          10,830         15.5            13,199      22.9
                                                   ---------     -----         -------        -----           -------     -----
      Total investment securities held to
       maturity..................................    25,233       46.1          36,254         51.9            31,822      55.3
                                                   --------      -----         -------        -----           -------     -----
      Total investment securities                    42,742       78.1          47,729         68.3            38,346      66.6

Interest-bearing deposits........................     3,063        5.6           4,192          6.0             3,493       6.1
Federal funds sold...............................     6,395       11.7          16,000         22.9             5,400       9.4
Certificates of deposit..........................       290         .6             888          1.3             9,762      16.9
Equity securities................................     1,172        2.2              --           --                --        --
FHLB stock ......................................       622        1.1             622          0.9               604       1.0
FRB stocks.......................................       405         .7             411          0.6                --        --
                                                    ---------------------------------------------------------------------------
      Total investments                             $54,689      100.0%        $69,842        100.0%          $57,605     100.0%
                                                    ===========================================================================



                                                                               At December 31, 1997
                                                     ------------------------------------------------------------------
                                                                                 More than              More than
                                                       One Year or Less       One to Five Years      Five to Ten Years
                                                     ---------------------   -------------------    -------------------
                                                                Weighted                Weighted               Weighted
                                                     Carrying    Average     Carrying    Average    Carrying    Average
                                                      Value       Yield        Value       Yield      Value      Yield
                                                     --------    ---------   --------   --------    ---------  --------
                                                                        (Dollars in Thousands)
Investment securities:
Available for sale (at market value)-
  securities of U.S. government..............         $14,000      5.47%      $ 3,509      5.86%     $     --       --%
Held to maturity (at amortized cost):
  Securities of U.S. agencies................          11,751      5.64%        3,191      6.27%           --       --%
  Mortgage-backed bonds......................           1,034      5.33%        1,600      6.09%           --       --%
             Securities of states and
    municipalities(1)........................           2,531      6.13%        2,854      6.75%        2,124     8.43%
                                                      -------                 -------                --------
     Total investment securities                      $29,316      5.59%      $11,154      6.24%     $  2,124     8.43%
                                                      =======                 =======                ========


                                                                At December 31, 1996
                                                              -------------------------
                                                                 More than Ten Years
                                                              -------------------------
                                                                              Weighted
                                                                 Carry         Average
                                                                 Value          Yield
                                                               ---------      ---------
Investment securities:

Available for sale (at market value)-
  securities of U.S. government..............                   $  --              --%
Held to maturity (at amortized cost):
  Securities of U.S. agencies................                      --              --%
  Mortgage-backed bonds......................                      --              --%
             Securities of states and
    municipalities(1)........................                     148            7.42%
                                                                -----
     Total investment securities ............                   $ 148            7.42%
                                                                =====


(1) Tax exempt state and municipal securities are presented on a tax equivalent basis.

     U.S. GOVERNMENT AND AGENCY OBLIGATIONS. The Banks' portfolio of United States Government and agency obligations had a fair value of $32.4 million ($32.4 million at amortized cost) at December 31, 1997. The portfolio consisted of short to medium-term (up to five years) securities, of which $17.5 million (at amortized cost) of U.S. Government obligations were held in the Banks' available for sale portfolio.

     MUNICIPAL BONDS. The Banks' municipal bond portfolio, which at December 31, 1997, totaled $7.9 million at estimated fair value ($7.7 million at amortized cost), was comprised primarily of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed only by revenues from the specific project being financed) issued by various housing authorities and public hospital, water and sanitation districts in various states. At December 31, 1997, general obligation bonds and revenue bonds totaled $5.2 million and $2.5 million, respectively. The bonds are purchased with laddered maturities of up to four years with an average principal amount of approximately $250,000. Most of the municipal bonds are rated by a nationally recognized statistical rating organization (e.g., Moody's or Standard and Poor's) and the unrated bonds have been purchased principally from local authorities. At December 31, 1997, the Banks' municipal bond portfolio was comprised of 54 bonds, the average principal amount of which was $136,000. At such date the weighted average life of the portfolio was approximately 3.5 years and had an weighted average coupon rate of 4.86%. At that date, the largest security in the portfolio was a revenue bond issued by a local government, with an amortized cost of $1.0 million and a fair value of $1.0 million. Because interest earned on municipal bonds is exempt from federal, and, in certain cases, state and local income taxes, the municipal bond portfolio has contributed to an effective income tax rate for the Banks below the federal tax rate and one that the Banks believe is below their peers.

     CERTIFICATES OF DEPOSIT. The Banks have invested in certificates of deposit at other banks with maturities of six months to five years and at December 31, 1997 had $290,000 million of such deposits. In order to obtain FDIC insurance coverage, these deposits are placed at various financial institutions throughout the United States by a broker in amounts less than $100,000.

     GOVERNMENT SPONSORED ENTERPRISE SECURITIES. At December 31, 1997, the Banks' held to maturity investment portfolio included securities issued by the FNMA and the FHLMC. At December 31, 1997, such bonds had an aggregate amortized cost of $2.6 million, an average life of approximately 1.9 years, and an average coupon rate of 5.79%.

     MORTGAGE-BACKED SECURITIES. The Banks purchase mortgage-backed securities primarily to supplement their lending activities and, to a lesser extent, to:
(i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Banks as a result of the guarantees provided by FHLMC, FMNA, and GNMA; (iii) enable the Banks to use mortgage-backed securities as collateral for financing; and (iv) increase the Banks' liquidity.

     The Banks have invested primarily in federal agency securities, principally FNMA, FHLMC and GNMA. The Banks also invest in collateralized mortgage obligations ("CMOs") that have fixed interest rates. At December 31, 1997, net mortgage-backed and related securities totaled $13.8 million, or 10.3% of total assets. At December 31, 1997, 10.9% of the mortgage-backed and mortgage related securities were adjustable-rate and 89.1% were fixed rate.
The mortgage-backed securities portfolio had coupon rates ranging from 5.00% to 12.00% and had a weighted average yield of 6.23% at December 31, 1997. The estimated fair value of the Banks' mortgage-backed securities available for sale at December 31, 1997 was $1.6 million.

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

     CMOs are generally classified as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. The Banks held investment grade CMOs with a net carrying value of $7.4 million at December 31, 1997. CMOs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by United States Government agencies and government sponsored entities. At December 31, 1997, the Banks did not own any privately issued CMOs.

     Derivatives also include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Banks have not invested in, and currently do not intend to invest in, these "off balance sheet" derivative instruments, although the Banks' investment policies do not prohibit such investments. The Banks evaluate their mortgage-related securities portfolio quarterly for compliance with applicable regulatory requirements, including testing for identification of high risk investments. At December 31, 1997, the Banks did not have any derivatives or high risk securities.

     Of the Banks' $13.8 million mortgage-backed securities portfolio at December 31, 1997, $7.9 million with a weighted average yield of 6.32% had contractual maturities within ten years and $5.9 million with a weighted average yield of 5.90% had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Banks may be subject to reinvestment risk because, to the extent that the Banks' mortgage-backed securities amortize or prepay faster than anticipated, the Banks may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.
At December 31, 1997, adjustable-rate investments accounted for 10.9% of the Banks' mortgage-backed securities portfolio.

     The following table sets forth the composition of the Banks' mortgage-backed securities portfolio at the dates indicated.



                                                                      At December 31,
                                            ------------------------------------------------------------------------
                                                   1997                      1996                      1995
                                            --------------------    --------------------    ------------------------
                                            Carrying  Percent of    Carrying  Percent of    Carrying     Percent of
                                            Value     Portfolio     Value     Portfolio     Value        Portfolio
                                            --------  ----------    --------  ----------    --------     -----------


                                                                       (In Thousands)
Mortgage-backed securities:
 Available for sale (at
  market value):
 GNMA....................................   $   395     2.87%       $   450      2.83%       $   517        3.35%
 FNMA....................................     1,247     9.04          1,449      9.12          1,690       10.97
                                            -------   ------        -------    ------        -------      ------
  Total mortgage-backed
  securities available for sale..........     1,642    11.91          1,899     11.95          2,207       14.32
                                            -------   ------        -------    ------        -------      ------
Held to maturity (at amortized costs):
GNMA.....................................     1,170     8.49          1,335      8.40          1,515        9.83
FNMA.....................................       101     0.73            124      0.78            153        0.99
FHLMC....................................     3,483    25.26          4,200     26.42          5,326       34.56
Collateralized mortgage obligations......     7,392    53.61          8,339     52.45          6,212       40.30
                                            -------   ------        -------    ------        -------      ------
  Total mortgage-backed
   securities held to maturity...........    12,146    88.09         13,998     88.05         13,206       85.68
                                            -------   ------        -------    ------        -------      ------
  Total mortgage-backed securities.......   $13,788   100.00%       $15,897    100.00%       $15,413      100.00%
                                            =======   ======        =======    ======        =======      ======

     The following table shows purchases, sales and repayments of mortgage-backed securities during the periods indicated.

                                               Year Ended December 31,
                                            -----------------------------
                                              1997      1996      1995
                                            ---------  --------  --------
                                                    (In Thousands)
Mortgage-backed securities, net,
 at beginning of period                     $ 15,897  $ 15,413   $ 13,136
Purchases.................................     3,331     2,981      6,200
Sales.....................................        --        --     (2,409)
Repayments................................    (5,513)   (2,519)    (1,637)
Increase in other items, net..............        73        22        123
                                            --------  --------   --------
Mortgage-backed securities, net,
 at end of period.........................  $ 13,788  $ 15,897   $ 15,413
                                            ========  ========   ========

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits, repurchase agreements and loan repayments are the major sources of the Banks' funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Chicago or reverse repurchase agreements may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At December 31, 1997, the Banks had no borrowings from the FHLB-Chicago. At December 31, 1997, the Banks had $8.4 million outstanding in reverse repurchase agreements.

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

     The following table sets forth certain information concerning the Banks' time deposits and other interest-bearing deposits at December 31, 1997.


  Weighted                                                                    Balance   Percentage
   Average         Original                                        Minimum      (in      of Total
Interest Rate       Term                Category                    Amount   Thousands)  Deposits
-------------      --------     -----------------------------     ---------  ---------- ----------
      -- %           None       Non-interest bearing checking     $    100    $   432        0.45%
    1.92             None       NOW accounts                           100      7,654        8.03
    3.46             None       Money market demand                  2,500     15,618       16.38
    2.75             None       Passbook                                30      8,685        9.11

                                Certificates of Deposit
                                -----------------------

    3.50           91-day       Fixed-term, fixed-rate                 500        169        0.18
    4.40          4 months      Fixed-term, fixed-rate               5,000        154        0.16
    4.50          6 months      Fixed-term, fixed-rate                 500      8,093        8.49
    4.50          6 months      Fixed-term, fixed-rate              50,000        583         .61
    5.50          7 months      Fixed-term, fixed-rate               5,000      1,869        1.96
    4.94          1 year        Fixed-term, fixed-rate                 500     10,162       10.66
    5.04         18 months      Fixed-term, fixed-rate                 500      2,326        2.44
    5.74         30 months      Fixed-term, fixed-rate                 100      8,852        9.28
    5.56         30 months      Fixed-term, fixed-rate                 500     25,530       26.77
    5.34          4 years       Fixed-term, fixed-rate                 500        444        0.46
    7.75          6 years       Fixed-term, fixed-rate                 500         21        0.02
    5.33          Various       Fixed-term, fixed-rate             100,000      4,770        5.00
                                                                              -------      ------
                                                                              $95,362       100.0%
                                                                              =======      ======

     The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.


                                  Certificates
       Maturity Period             of Deposit
-----------------------------    --------------
                                 (In Thousands)
Three months or less...........      $3,194
Over three through six months         1,861
Over six through 12 months.....       1,069
Over 12 months.................         846
                                     ------
  Total........................      $6,970
                                     ======

DEPOSIT FLOW

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Banks at the dates indicated.



                                                                               At December 31,
                                     -------------------------------------------------------------------------------------------
                                                1997                                     1996                      1995
                                     --------------------------------    -------------------------------     -------------------
                                               Percent                             Percent                              Percent
                                                 of         Increase                 of        Increase                   of
                                      Amount    Total      (Decrease)     Amount    Total     (Decrease)      Amount     Total
                                     --------  --------    ----------    --------  --------   ----------     -------    -------
                                                                           (Dollars in Thousands)
Non-interest-bearing checking....    $   432    0.45%       $  (132)    $    564     0.55%     $   516     $      48     0.04%
NOW checking.....................      7,654     8.03        (1,032)       8,686     8.50         (195)        8,881     8.32
Passbook.........................      8,685     9.11        (1,437)      10,142     9.92         (327)       10,469     9.81
Money market demand..............     15,618    16.38        (1,066)      16,684    16.32           28        16,656    15.61

Fixed-rate certificates
which mature in the year
ending(1)(2):....................
  Within 1 year..................     46,444    48.70         7,771       38,673    37.82       (7,755)       46,428    43.51
  After 1 year, but
  within 2 years.................     11,313    11.86        (9,577)      20,890    20.43        7,700        13,190    12.36
  After 2 years, but
  within 5 years.................      5,216     5.47        (1,392)       6,608     6.46       (4,438)       11,046    10.35
                                     ----------------------------------------------------------------------------------------
    Total........................    $95,362  100.00%   $(4,471)        $102,247   100.00%     $(4,471)     $106,718   100.00%
                                     ========================================================================================



(1) At December 31, 1997 and at December 31, 1996, and 1995, jumbo certificates amounted to $7.0 million, $7.1 million and $5.8 million, respectively.
(2) IRA accounts included in certificate balances are $8.9 million, $8.6 million and, $8.6 million at December 31, 1997 and December 31, 1996 and 1995, respectively.

TIME DEPOSITS BY RATES

     The following table sets forth the time deposits in the Banks classified by rates at the dates indicated.

                                          At December 31,
                                  ----------------------------
                                   1997      1996       1995
                                  -------  --------   --------
                                         (In Thousands)
2.00 - 2.99%.................    $    17    $    --    $   195
3.00 - 4.99%.................      9,740     15,528     66,132
5.00 - 6.99%.................     53,180     50,581      4,306
7.00 - 8.99%.................         36         62         31
                                 -------    -------    -------
   Total.....................    $62,973    $66,171    $70,664
                                 =======    =======    =======

     The following table sets forth the amount and maturities of time deposits at December 31, 1997.


                                                       Amount Due
                                       -----------------------------------
                                                                                    Percent
                                                    Over    Over    Over            of Total
                                       Less than    1-2     2-3     3-4            Certificate
                                        One Year   Years   Years   Years   Total    Accounts
                                       ---------   -----   -----   -----   -----   -----------
2.00 - 2.99%.....................      $    17  $    --  $   --   $ --  $    17
3.00 - 4.99%.....................        9,740       --      --     --    9,740
5.00% - 6.99%....................       36,687   11,303   5,100     90   53,180
7.00 - 8.99%.....................           --       10      15     11       36
                                       -------  -------  ------   ----  -------
   Total                               $46,444  $11,313  $5,115   $101  $62,973
                                       ========================================

     The following table sets forth the average balances and interest rates based on monthly balances for transaction accounts and certificates of deposit for the periods indicated.



                                                  Year Ended December 31,
                        --------------------------------------------------------------------------------
                               1997                            1996                       1995
                        -----------------------      ------------------------     ----------------------
                        Interest-                    Interest-                    Interest-
                        Bearing      Certifi-        Bearing       Certifi-       Bearing      Certifi-
                        Demand       cates of        Demand        cates of       Demand       cates of
                        Deposits     Deposit         Deposits      Deposit        Deposits     Deposit
                        --------     ---------       ----------    ---------      --------     --------
Average Balance.....     $32,986      $64,566         $40,889       $66,015        $39,693     $79,365
Average Rate........        2.78%        5.24%           2.80%         5.17%          3.38%       4.96%

     The following table sets forth the savings activities of the Banks for the periods indicated.



                                Year Ended December 31,
                              -----------------------------
                                1997      1996      1995
                              ---------  --------- --------
                                   (In Thousands)
Beginning Balance............  $102,247  $106,718  $129,712
                               --------
Net increase (decrease)
 before interest credited        (9,747)   (7,569)  (26,610)

Interest credited                 2,862     3,098     3,616
                               --------  --------  --------
Net increase (decrease) in
 savings deposits............    (6,885)   (4,471)  (22,994)
                               --------            --------
Ending Balance...............  $ 95,362  $102,247  $106,718
                               ========  ========  ========

BORROWINGS

     The Banks have the ability to use advances from the FHLB-Chicago to supplement their supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Chicago functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Chicago, the Banks are required to own capital stock in the FHLB-Chicago and is authorized to apply for advances on the security of such stock and certain of their mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.
Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. During the years ended December 31, 1997, 1996 and 1995, the Banks had no borrowings from the FHLB-Chicago, although it may decide to make use of such instruments in the future.

     The Banks also use reverse repurchase agreements due generally within one year as a source of funds. At December 31, 1997, reverse repurchase agreements totaled $8.4 million with a weighted average interest rate of 5.30% secured by a pledge of certain investment and mortgage-backed securities with an amortized cost of $8.4 million and a market value of $8.3 million. At December 31, 1997, $7.8 million of the agreements are maintained with Gilster-Mary Lee.

     The following tables set forth certain information regarding short-term borrowings by the Banks at the dates and for the periods indicated.


                                                                            At December 31,
                                                        -------------------------------------------------
                                                            1997               1996             1995
                                                        ---------------    --------------   -------------
Weighted average rate paid on
securities sold under agreements
  to repurchase........................                      5.30%              4.93%           5.10%



                                                                        At or For the Year
                                                                        Ended December 31,
                                                                ------------------------------------
                                                                   1997         1996        1995
                                                                -----------  ----------- -----------
                                                                        (Dollars in Thousands)
Maximum amount of securities sold
 under agreements to repurchase
 at any month end....................................             $8,380       $18,340     $15,000

Approximate average securities sold
 under agreements to repurchase
 outstanding.........................................             $6,915       $15,057     $ 3,750

Approximate weighted average rate
 paid on securities sold under
 agreements to repurchase(1).........................               5.02%         4.93%       5.17%

(1) Computed using the weighted rates of each individual transaction.

INTEREST RATE RISK MANAGEMENT

Interest rate sensitivity is closely monitored through the Company's asset-liability management procedures. At the end of this discussion is a table reflecting the Company's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at December 31, 1997, individually and cumulatively, through various time horizons.

At December 31, 1997, the static gap analyses indicated substantial liability sensitivity over a one-year time horizon. Generally, such a position indicates that an overall rise in interest rates would result in an unfavorable impact on the Company's net interest margin, as liabilities would reprice more quickly than assets. Conversely, the net interest margin would be expected to improve with an overall decline in interest rates. As savings, NOW and money market accounts are subject to withdrawal on demand, they are presented in the analysis as immediately repriceable. Based on the Company's experience, pricing on such deposits is not expected to change in direct correlation with changes in the general level of short-term interest rates. Accordingly, management believes that a gradual increase in the general level of interest rates will not have a material effect on the Company's net interest income.

The asset/liability management process, which involves structuring the consolidated balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company's interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of December 31, 1997, individually and cumulatively, through various time horizons. Loans scheduled to reprice are reported in the earliest possible repricing interval for this analysis.

                       Remaining Maturity if Fixed Rate,
             Earliest Possible Repricing Interval if Floating Rate
             -----------------------------------------------------

                                                            More than
                                                              three            More than
                                                 Three       months             one year
                                                months       through            through          More than
                                                or less     one year          five years         five years          Total
                                               ---------    ----------        -----------        ---------          --------
INTEREST-EARNING ASSETS:
  Loans receivable, net                        $   5,018    $  15,243         $   9,652          $  30,555          $  60,468
  Investments and mortgage-
    backed securities                             17,273       13,010            23,276              5,170             58,729
  Other interest-earning assets                    9,748        -                  -                  -                 9,748
                                               ---------    ---------         ---------          ---------          ---------
    Total interest-earning assets                 32,039       28,253            32,928             35,725            128,945
                                               ---------    ---------         ---------          ---------          ---------

INTEREST-BEARING LIABILITIES:
   Savings, NOW, and money
    market accounts                            $  32,389    $   -             $   -              $     -            $  32,389
   Certificates of deposit                        16,873       29,572            16,528                -               62,973
   Reverse repurchase agreements                   8,380        -                 -                    -                8,380
                                               ---------    ---------         ---------          ----------         ---------
    Total interest-bearing liabilities            57,642       29,572            16,528                   0           103,742
                                               ---------    ---------         ---------          ----------         ---------
    Interest sensitivity gap                   $ (25,603)   $  (1,319)        $  16,400          $   35,725         $  25,203
                                               =========    =========         =========          ==========         =========
    Cumulative interest-sensitivity
      gap                                      $ (25,603)   $ (26,922)        $ (10,522)         $   25,203
                                               =========    =========         =========          ==========
    Ratio of cumulative gap to
      total assets                               (19.14%)     (20.12%)           (7.87%)             18.84%
                                               =========    =========         =========          ==========


As indicated in the preceding table, the Company operates on a short-term basis similar to most other financial institutions, as its liabilities, with savings and NOW accounts included, could reprice more quickly than its assets.
However, the process of asset/liability management in a financial institution is subject to economic events not easily predicted. The Company believes its current asset/liability management program will allow adequate reaction time for trends in the market place as they occur, minimizing the negative impact of such trends on net interest margins. The stability of the Company's net interest margin over the past three years has illustrated the success of these efforts.

COMPETITION

     In the face of significant competition by financial and non-bank entities over the last few years, the Banks have had limited success in increasing their retail deposit base, excluding the historical benefit of the large corporate relationship with Gilster-Mary Lee. The Banks compete for deposits and loans with a number of financial institutions in a four contiguous county market area that has approximately 135,000 people. In three of the counties served, the Banks' market share is low and average branch size is below average. A number of the competing financial institutions are larger than the Banks and are subsidiaries of larger regional bank holding companies. The Banks also face competition, to an unquantifiable extent, from money market mutual funds and local and regional securities firms.

PERSONNEL

     As of December 31, 1997, the Banks had 41 full-time employees and nine part time employees, none of whom were represented by a collective bargaining unit. The Banks believe their relationships with their employees is good.

YEAR 2000 ISSUES

     In the next two years, many companies, including financial institutions such as the Company, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. In 1997, the Company began the process of identifying the many software applications and hardware devices expected to be impacted by this issue. The Company outsources its principal data processing activities to a third party, and purchases most of its software applications from third party vendors. The Company believes that its vendors are actively addressing the problems associated with the "Year 2000" issue. While the Company expects that effort on the part of current employees will be required to continue to monitor "Year 2000" activities, the Company does not expect to costs of addressing these issues in a timely manner will have a material impact on the Company's financial position or on its results of operations.

     Additionally, the failure of a commercial bank customer to prepare for year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms. Until sufficient information is accumulated from customers of the subsidiary banks to enable the Company to assess the degree to which customers' operations are susceptible to potential problems relating to the year 2000 issue, the Company will be unable to quantify the amount of losses from loans to its commercial customers.

REGULATION OF THE BANKS

     The Banks are national banks subject to regulation, supervision and examination by the OCC. In addition, the Banks' deposits are insured by the FDIC up to the maximum amount permitted by law, and are therefore subject to regulation, supervision and examination by the FDIC. See "1997 Annual Report -
Note 11 Regulatory Matters."

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

ITEM 2. Properties

     The following table sets forth the Banks' offices, as well as certain additional information relating to the offices, as of December 31, 1997.



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

Chester National Bank of
Missouri Main Office

1010 North Main
Perryville, Missouri
63775                    Perry            1990       Owned         Owned               3,900           3,742

Chester National Bank
of Missouri  Loan
Production Office

125 South Broadview
Plaza, Suite #1
Cape Girardeau,
Missouri 63703           Cape Girardeau   1995     Leased(2)       Leased                720             N/A


(1) Acquired in connection with the acquisition of Heritage Federal in 1989.
(2) Lease expires in June, 1998 with an option to renew.

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

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The section of Annual Report to the Stockholders for the fiscal year ended December 31, 1997, entitled "Common Stock and Related Matters" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 6. Selected Financial Data.

The section of the Annual Report to the Stockholders for the fiscal year ended December 31, 1997, entitled "Selected Consolidated Financial Information" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The section of the Annual Report to the Stockholders for the fiscal year ended December 31, 1997, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.


ITEM 8. Financial Statements and Supplementary Data.

The sections of the Annual Report to the Stockholders for the fiscal year ended December 31, 1997, entitled "Chester Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Income," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows," "Chester Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 1997 and 1996" are hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The sections of the 1998 Proxy Statement, entitled "Proposal I - Election of Directors," and "Compliance with Section 16(a) of the Exchange Act," as well as the "Employment Agreements" portion of the section entitled "Executive Compensation," are hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.


ITEM 11. Executive Compensation.

The section of the 1998 Proxy Statement, entitled "Executive Compensation," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The section of the 1998 Proxy Statement, entitled "Security Ownership of Certain Beneficial Owners and Management," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.


ITEM 13. Certain Relationships and Related Transactions.

The section of the 1998 Proxy Statement, entitled "Transactions with Management," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

The following information appearing in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997 is incorporated by reference as Exhibit 13 to this Annual Report on Form 10-K. No other sections of such Annual Report are incorporated herein by this reference.

Annual Report Sections

Independent Auditors' Report

Chester Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets for the
     Years Ended December 31, 1997, 1996, and 1995.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Income for the Years Ended December 31, 1997, 1996, and 1995.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Stockholders'
     Equity for the Years Ended December 31, 1997, 1996, and 1995.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995.

Chester Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial
     Statements December 31, 1997 and 1996.


(a)(2) Financial Statement Schedules.  Not applicable.

(a)(3) Exhibits


                                                                             Reference to Prior
                                                                             Filing or Exhibit
Regulation S-K                                                               Number Attached
Exhibit Number        Document                                               Hereto
--------------        --------                                               ------------------
2                     Plan of Conversion of Chester Savings Bank, FSB        (1)
3.1                   Certificate of Incorporation of Chester Bancorp, Inc.  (1)
3.2                   Bylaws of Chester Bancorp.                             (1)
10.1                  Employment Agreement with Michael W. Welge*            (1)
10.2                  Employment Agreement with Edward K. Collins*           (1)
10.3                  Stock Option Plan*                                     (1)
10.4                  Management Recognition and Development Plan*           (1)
10.5                  Employee Stock Ownership Plan and Trust Agreement*     (1)
10.6                  Amended and Restated Director Emeritus Plan            10.6
10.7                  First Amendment to Employment Agreement of Michael     10.7
                      W. Welge dated December 31, 1997
10.8                  First Amendment to Employment Agreement of Edward K.   10.8
                      Collins dated December 31, 1997*
13                    Annual Report to Stockholders for Fiscal Year Ended    13
                      December 31, 1997*
21                    Subsidiaries of Chester Bancorp, Inc.                  (1)
27                    Financial Data Schedule                                27
99                    Proxy Statement for the 1998 Annual meeting of the     99
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

                             Chester Bancorp, Inc.


March 10, 1998          By    /s/ Michael W. Welge
                            ----------------------------------------
                               Michael W. Welge,
                               Chairman of the Board, President,
                               Chief Financial Officer, and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 10, 1998          By    /s/ Edward K. Collins
                             -------------------------------------
                                Edward K. Collins,
                                Treasurer, Secretary, and Director

March 10, 1998          By    /s/ Allen R. Verseman
                             -------------------------------------
                                 Allen R. Verseman,
                                 Director

March 10, 1998          By    /s/ Carl H. Welge
                            -------------------------------------
                                 Carl H. Welge,
                                 Director

March 10, 1998          By    /s/ Thomas E. Welch, Jr.
                            -------------------------------------
                                 Thomas E. Welch, Jr.
                                 Director

March 10, 1998          By    /s/ John R. Beck, M.D.
                            -------------------------------------
                                 John R. Beck, M.D.
                                 Director

March 10, 1998          By    /s/ James C. McDonald
                            -------------------------------------
                                 James C. McDonald,
                                 Director