Form 10-K/A
period 1997-12-31
CHESTER BANCORP INC
filed 1998-03-23
CIK 1010838

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A

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

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Stockholders'
     Equity for the Years Ended December 31, 1997, 1996, and 1995.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995.

Chester Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial
     Statements December 31, 1997 and 1996.


(a)(2) Financial Statement Schedules.  Not applicable.

(a)(3) Exhibits


                                                                             Reference to Prior
                                                                             Filing or Exhibit
Regulation S-K                                                               Number Attached
Exhibit Number        Document                                               Hereto
--------------        --------                                               ------------------
2                     Plan of Conversion of Chester Savings Bank, FSB        (1)
3.1                   Certificate of Incorporation of Chester Bancorp, Inc.  (1)
3.2                   Bylaws of Chester Bancorp.                             (1)
10.1                  Employment Agreement with Michael W. Welge*            (1)
10.2                  Employment Agreement with Edward K. Collins*           (1)
10.3                  Stock Option Plan*                                     (1)
10.4                  Management Recognition and Development Plan*           (1)
10.5                  Employee Stock Ownership Plan and Trust Agreement*     (1)
10.6                  Amended and Restated Director Emeritus Plan            (2)
10.7                  First Amendment to Employment Agreement of Michael     (2)
                      W. Welge dated December 31, 1997
10.8                  First Amendment to Employment Agreement of Edward K.   (2)
                      Collins dated December 31, 1997*
13                    Annual Report to Stockholders for Fiscal Year Ended    13
                      December 31, 1997*
21                    Subsidiaries of Chester Bancorp, Inc.                  (1)
27                    Financial Data Schedule                                (2)
99                    Proxy Statement for the 1998 Annual meeting of the     99
                      Stockholders of Chester Bancorp, Inc.


(1) Filed as exhibits to the Company's Registration Statement on Form S-1 filed with the SEC on August 12, 1996. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(2) Filed as exhibits to the Company's Form 10-K filed with the SEC on March 20, 1998.

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