Form 10-Q
period 1998-03-31
CHESTER BANCORP INC
filed 1998-05-08
CIK 1010838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                        Commission file number: 000-21167
                       ----------------------------------
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

                                 Yes [X]  No [  ]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,817,363 on March 31, 1998.

                                    FORM 10-Q
                                      Index


                                                                                                     Page
                                                                                                    Number
PART I.     FINANCIAL INFORMATION
   Item 1. Financial Statements

            Consolidated Balance Sheets..........................................................        2

            Consolidated Statements of Income....................................................        3

            Consolidated Statement of Stockholders' Equity.......................................        4

            Consolidated Statements of Cash Flows................................................        5

            Notes to Consolidated Financial Statements...........................................        6

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................................        9

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................................       15

   Item 2.  Changes in Securities................................................................       15

   Item 3.  Defaults upon Senior Securities......................................................       15

   Item 4. Submission of Matters to a Vote
            of Securities Holders................................................................       15

   Item 5.  Other Information....................................................................       15

   Item 6.  Exhibits and Reports on Form 8-K.....................................................       15

Signature........................................................................................       16

Exhibit Index....................................................................................       17


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CHESTER BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                                                                       March 31,           December 31,
                                  Assets                                                 1998                  1997
                                  ------                                                 ----                  ----
Cash                                                                                $   1,732,804        $   1,833,006
Interest-bearing deposits                                                              12,233,526            3,063,057
Federal funds sold                                                                     11,495,000            6,395,000
                                                                                    -------------        -------------
         Total cash and cash equivalents                                               25,461,330           11,291,063
Certificates of deposit                                                                   262,700              290,000
Investment securities:
   Available for sale, at market value                                                 10,719,000           19,708,063
   Held to maturity, at cost                                                           32,335,689           25,232,519
Mortgage-backed securities:
   Available for sale, at market value                                                  1,564,836            1,641,949
   Held to maturity, at cost                                                           12,856,511           12,145,702
Loans receivable, net                                                                  56,073,277           60,467,735
Accrued interest receivable                                                               876,370              887,375
Real estate acquired by foreclosure, net                                                   38,233               38,233
Office property and equipment, net                                                      1,741,257            1,766,748
Deferred tax asset, net                                                                    12,807               16,818
Other assets                                                                              329,280              290,444
                                                                                    -------------        -------------
                                                                                    $ 142,271,290         $133,776,649
                                                                                    =============         ============
                   Liabilities and Stockholders' Equity
                  -------------------------------------
Savings deposits                                                                     $ 94,966,480         $ 95,362,100
Borrowed money                                                                         19,380,389            8,380,389
Accrued interest payable                                                                  278,208              158,899
Advance payments by borrowers for taxes and insurance                                     711,043              439,274
Income taxes payable                                                                      132,727              288,891
Accrued expenses and other liabilities                                                    110,778              158,778
                                                                                    -------------        -------------
         Total liabilities                                                            115,579,625          104,788,331
                                                                                    -------------        -------------

Commitments and contingencies
Stockholders' equity:

   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125
    shares issued at March 31, 1998 and December 31, 1997                                  21,821               21,821
   Additional paid-in capital                                                          21,608,701           21,766,390
   Retained earnings, substantially restricted                                         13,282,040           13,088,331
   Unrealized gain on securities available
      for sale, net of tax                                                                 38,998               32,454
   Unamortized restricted stock awards                                                   (684,319)            (725,868)
   Unearned ESOP shares                                                                (1,630,750)          (1,647,920)
   Treasury stock, at cost:  364,762 and 229,079 shares at
      March 31, 1998 and December 31, 1997, respectively                               (5,944,826)          (3,546,890)
                                                                                    -------------        -------------

                                                                                       26,691,665           28,988,318
                                                                                    -------------        -------------
         Total stockholders' equity                                                 $ 142,271,290        $ 133,776,649
                                                                                    =============        =============


      See accompanying notes to unaudited consolidated financial statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                   Three Months Ended March 31, 1998 and 1997

                                   (Unaudited)



                                                                                              Three Months Ended
                                                                                              ------------------
                                                                                                   March 31,
                                                                                                   ---------
                                                                                           1998                 1997
                                                                                           ----                 ----
Interest income:
         Loans receivable                                                            $ 1,255,831            $ 1,168,220
         Mortgage-backed securities                                                      214,741                271,684
         Investments                                                                     602,093                689,049
         Interest-bearing deposits and federal funds sold                                231,803                175,493
                                                                                     -----------            -----------
                  Total interest income                                                2,304,468              2,304,446
                                                                                     -----------            -----------
Interest expense:
         Savings deposits                                                              1,046,756              1,088,702
         Borrowed money                                                                  166,988                 84,851
                                                                                     -----------            -----------
                  Total interest expense                                               1,213,744              1,173,553
                                                                                     -----------            -----------
                  Net interest income                                                  1,090,724              1,130,893
Provision for loan losses                                                                 11,800                 15,000
                                                                                     -----------            -----------
         Net interest income after provision for loan losses                           1,078,924              1,115,893
                                                                                     -----------            -----------
Noninterest income:
         Late charges and other fees                                                      50,548                 39,196
         Gain on sale of investment securities, net                                            -                  3,750
         Other                                                                             4,379                 22,410
                                                                                     -----------            -----------
                  Total noninterest income                                                54,927                 65,356
                                                                                     -----------            -----------
Noninterest expense:
         Compensation and employee benefits                                              345,654                348,477
         Occupancy                                                                        60,733                 77,371
         Data processing                                                                  47,402                 37,362
         Advertising                                                                      10,521                 12,980
         Federal insurance premiums                                                       14,832                 19,753
         Other                                                                           198,654                172,817
                                                                                     -----------            -----------
                  Total noninterest expense                                              677,796                668,760
                                                                                     -----------            -----------
                  Income before income tax expense                                       456,055                512,489
Income tax expense                                                                       135,007                145,000
                                                                                     -----------            -----------
                  Net income                                                         $   321,048            $   367,489
                                                                                     ===========            ===========

Earnings per common share - basic                                                          $ .18                  $ .18
                                                                                     ===========            ===========

Earnings per common share - assuming dilution                                              $ .18                  $ .18
                                                                                     ===========            ===========

          See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 1998
                                   (Unaudited)



                                                                                              Unrealized
                                                                                                 gain
                                                                                                  on
                                                                                Retained      securities
                                                                 Additional    earnings,    available for    Unearned
                                           Common stock            paid-in    substantially  sale, net of       ESOP
                                     Shares             Amount     capital     restricted        tax          shares
                                     ------             ------     -------     ----------        ---          ------

Balance, December 31, 1997           2,182,125          $21,821  $21,766,390   $13,088,331      $32,454      $(1,647,920)



Net income                                   -                -            -       321,048            -                -


Purchase of treasury stock                   -                -            -             -            -                -

Issuance of treasury stock for
restricted stock awards                      -                -     (170,996)       (9,161)           -                -


Amortization of restricted stock
awards                                       -                -            -             -            -                -



 Amortization of ESOP awards                 -                -       13,307             -            -           17,170



 Dividends on common stock
     at $.07 per share                       -                 -           -      (118,178)           -                -

Change In unrealized gain  on
securities available for sale, net           -                 -           -             -        6,544                -
                                     ---------          --------  ----------   ===========      =======     ============

Balance, March 31, 1998              2,182,125          $ 21,821 $21,608,701   $13,282,040      $38,998     $ (1,630,750)
                                     =========          ======== ===========   ===========      =======     ============


                                                   Unamortized                                      Total
                                                    restricted           Treasury Stock          Stockholders'
                                                   stock awards     Shares             Amount        equity
                                                   ------------     ------             ------        ------


Balance, December 31, 1997                           $(725,868)    229,079           $(3,546,890)   $28,988,318


Net income                                                    -          -                     -        321,048


Purchase of treasury stock                                    -    147,897            (2,578,093)    (2,578,093)

Issuance of treasury stock for
restricted stock awards                                       -    (12,214)              180,157              -


Amortization of restricted stock
awards                                                   41,549          -                     -         41,549



 Amortization of ESOP awards                                  -          -                     -         30,477


 Dividends on common stock
     at $.07 per share                                        -          -                     -       (118,178)

Change In unrealized gain  on
securities available for sale, net                            -          -                     -          6,544


                                                     ----------    -------           -----------    -----------
Balance, March 31, 1998                              $(684,319)    364,762           $(5,944,826)   $26,691,665
                                                     ==========    =======           ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1998 and 1997
                                   (Unaudited)



                                                                                March 31,            March 31,
                                                                                  1998                1997
                                                                                  ----                ----
Cash flows from operating activities:
  Net income                                                                $   321,048          $   367,489
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                          33,963               35,162
        Deferred fees, discounts, and premiums                                    6,943             (207,384)
        Stock plans                                                              72,026              24,038
      (Increase) decrease in accrued interest receivable                         11,005              (85,635)
      Increase (decrease) in accrued interest payable                           119,309                9,402
      Increase (decrease) in income taxes, net                                (156,164)              120,391
      Gain on sale of investment securities, net                                    -                (3,750)
      Provision for loan losses                                                  11,800               15,000
      Net change in other assets and other liabilities                         (86,836)               39,692
                                                                            -----------          -----------
        Net cash provided by (used in) operating activities                     333,094              314,405
                                                                            -----------          -----------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable                                                          6,052,677            3,596,577
    Mortgage-backed securities                                                1,863,104            1,094,638
  Proceeds from the maturity of certificates of deposit                          27,300              297,000
  Proceeds from the maturity of investment securities                        28,604,890           47,763,670
  Proceeds from the sale of investment securities                                     -            1,498,594
  Cash invested in:
    Loans receivable                                                        (1,695,788)           (2,324,194)
    Mortgage-backed securities                                              (2,501,417)           (3,364,715)
    Investment securities                                                  (26,685,000)          (58,849,465)
    Purchase of office properties and equipment                                 (8,472)               (8,472)
                                                                            -----------          -----------
        Net cash provided by (used in) investing activities                   5,657,294          (10,296,367)
                                                                            -----------          -----------
Cash flows from financing activities:
  Increase (decrease) in savings deposits                                     (395,620)           (1,240,939)
  Increase (decrease) in securities sold under agreements to repurchase       1,000,000           (3,000,000)
  Increase in FHLB advances                                                  10,000,000                    -
  Purchase of treasury stock                                                (2,578,092)                    -
  Dividends paid                                                              (118,178)             (120,628)
  Increase in advance payments by borrowers for
    taxes and insurance                                                         271,769              275,735
                                                                            -----------          -----------
        Net cash provided by (used in) financing
          activities                                                          8,179,879           (4,085,832)
                                                                            -----------          -----------
        Net increase (decrease) in cash and cash
          equivalents                                                        14,170,267          (14,067,794)
Cash and cash equivalents, beginning of period                               11,291,063           22,117,279
                                                                            -----------          -----------
Cash and cash equivalents, end of period                                    $25,461,330           $8,049,485
                                                                            ===========          ===========
Supplemental information:
  Interest paid                                                              $1,094,435           $1,164,151
  Income taxes paid                                                            $291,171               $6,397
                                                                            ===========          ===========
Noncash investing and financing activities -
  interest credited to savings deposits                                        $761,113             $748,878
                                                                            ===========          ===========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   Three months Ended March 31, 1998 and 1997

                                   (Unaudited)

(1)      Basis of Presentation
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated statements of income for the three months ended March 31, 1998 and 1997.

         Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

(3)      Earnings Per Share
         Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share (SFAS 128). SFAS 128 supersedes APB Opinion No. 15, Earnings Per Share (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee
(IASC). It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entities. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company had no potentially dilutive securities during the three months ended March 31, 1997.

         The computation of EPS at March 31, 1998 follows:


                                                                         March 31,
                                                                            1998
                                                                            ----
                                                           (in thousands, except per share amounts)
         Basic EPS:
           Income available to common stockholders                     $   321,048
                                                                       ===========
           Average common shares outstanding                             1,773,663
                                                                       ===========
           Basic EPS                                                   $      0.18
                                                                       ===========
         Diluted EPS:
           Income available to common stockholders                     $   321,048
                                                                       ===========
           Average common shares outstanding                             1,773,663
                                                                       ===========
           Dilutive potential due to stock options                          43,067
                                                                       -----------

           Average number of common shares and dilutive potential common
            shares outstanding                                           1,816,730
           Diluted EPS                                                 ===========
                                                                       $      0.18
                                                                       ===========


(4)      Employee Stock Ownership Plan
         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 25 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair market value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $30,477 for the three months ended March 31, 1998.

         The ESOP shares as of March 31, 1998 are as follows:

                  Allocated shares                                                 9,778
                  Committed to be released shares                                  1,717
                  Unreleased shares                                              163,075
                                                                              ----------
                      Total ESOP shares                                          174,570
                                                                              ==========
                  Fair value of unreleased shares                             $2,792,659
                                                                              ==========


(5)      Restricted Stock Awards
         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that common stock totaling 82,921 shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account will be amortized to compensation expense over the period of vesting. Compensation expense was $41,549 for the three months ended March 31, 1998.

(6)      Comprehensive Income
         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income which establishes standards for reporting and display of comprehensive income and it components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. For the three-month periods ended March 31, 1998 and 1997, unrealized gain on debt and equity securities available for sale is the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 1998 and 1997 is summarized as follows:


                                                                  Three Months Ended
                                                                        March 31,
                                                                  1998              1997
                                                                  ----              ----
Net Income                                                       $321,048          $367,489

Other comprehensive income - unrealized
    gain on debt and equity securities available-for-sale,
    net of tax                                                   $  6,544          $(21,584)
                                                                 --------          --------
                                                                 $327,592          $345,905
                                                                 ========          ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                  The principal business of Chester Bancorp, Inc. and its subsidiaries (the Company) consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one- to four-family residences and to invest in securities of the U. S. government, mortgage-backed securities, and other securities. To a lesser extent, the Company engages in various forms of consumer lending. The Company's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans, mortgage-backed securities and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits, reverse repurchase agreements, and FHLB Advances.

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

FINANCIAL CONDITION

                  ASSETS. The Company's total assets increased by $8.5 million, or 6.3%, to $142.3 million at March 31, 1998 from $133.8 million at December 31, 1997. The increase in the Company's asset size was attributable to an increase in short term interest-bearing deposits which was primarily funded by the $10.0 million of FHLB advances received during the quarter ended March 31, 1998.

                  Loans receivable decreased $4.4 million, or 7.3%, to $56.1 million at March 31, 1998 from $60.5 million at December 31, 1997. Because of conditions in the Company's primary market area, such as population shrinkage, low economic growth, and significant competition, the demand for mortgage loans has been limited. As a result, the Company increased its investment in short-term interest-bearing deposits. The focus on the St. Louis residential lending market in 1997 has not been continued during the three months ended March 31, 1998.

                  Mortgage-backed securities at March 31, 1998 were $14.4 million compared to $13.8 million at December 31, 1997. Investment securities decreased $1.9 million, or 4.2%, to $43.0 million at March 31, 1998 from $44.9 million at December 31, 1997. The increases in mortgage-backed securities was mainly attributable to an emphasis on increasing the company's mortgage-backed securities portfolio. The decrease in investment securities resulted primarily from an increased investment in mortgage-backed securities and overnight deposits.

                  Cash, interest-bearing deposits, and federal funds sold, on a combined basis, increased $14.2 million, or 125.5%, to $25.5 million at March 31, 1998 from $11.3 million at December 31, 1997. During the quarter ended March 31, 1998, management invested the funds from FHLB advances and investment maturities into short-term interest-bearing deposits, while longer term investments opportunities are evaluated.

                  LIABILITIES. Savings deposits decreased $396,000, or .4%, to $95.0 million at March 31, 1998 from $95.4 million at December 31, 1997. Borrowed money increased $11.0 million as a result of a $1.0 increase in reverse repurchase agreements and $10.0 of borrowings from the FHLB.

                  Reverse repurchase agreements increased $1.0 million from $8.4 million at December 31, 1997 to $9.4 million at March 31, 1998. The majority of such agreements are maintained with Gilster-Mary Lee Corporation (Gilster-Mary
Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee, which at times has had as much as $25 million in funds on deposit, typically with short terms. At March 31, 1998, the balance of funds on deposit with the Company was $19.9 million, which included the reverse repurchase agreements.

                  Advances from the FHLB were $10.0 million at March 31, 1998, whereas the company had no FHLB advances at March 31, 1997. The advances have terms up to 10 years at a fixed interest rate and were primarily for interest rate risk management purposes.

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

                  NET INCOME. The Company's net income decreased $46,000, or 12.6%, to $321,000 for the quarter ended March 31, 1998, from $367,000 for the quarter ended March 31, 1997. The decrease resulted primarily from a $40,000 decrease in net interest income.

                  NET INTEREST INCOME. Net interest income totaled $1.09 million for the three months ended March 31, 1998 compared to $1.13 million for the three months ended March 31, 1997. The $40,000, or 3.6% decrease in net interest income was the result of a decrease in the Company's ratio of average interest earning assets to average interest-bearing liabilities. The ratio decreased from 126.45% in the 1997 quarter to 122.35% in the 1998 quarter. The decrease in the ratio primarily resulted from the purchase of $6.4 million of treasury stock by the Company over the past 12 months.

                  INTEREST INCOME. Interest income on loans receivable increased $88,000, or 7.5%, for the three months ended March 31, 1998. The increase in interest income on loans receivable was the result of a $5.1 million, or 9.7%, increase in the average balance of loans receivable. The impact of the increased volume was partially offset by a decline in the average yield on loans receivable from 8.70% for the three months ended March 31, 1997 to 8.54% for the three months ended March 31, 1998. The increase in the average balance resulted from increased loan production during 1997 due to management's focus on the St. Louis lending market.

                  Interest income on mortgage-backed securities decreased $57,000 for the three months ended March 31, 1998. The decrease in interest income on mortgage-backed securities was the result of a $3.1 million, or 18.4%, decrease in the average balance of mortgage-backed securities, coupled with a decline in the average yield from 6.37% for the three months ended March 31, 1997 to 6.18% for the three months ended March 31, 1998.

                  Interest earned on investment securities was $602,000 for the three months ended March 31, 1998 compared to $689,000 for the three months ended March 31, 1997. The decrease of $87,000, or 12.6%, for the three months ended March 31, 1998 was mainly the result of a $10.5 million, or 19.6%, decrease in the average balance of investments. The impact of decreased volume was partially offset by an increase in the average yield on investments from 5.55% for the three months ended March 31, 1997 to 5.97% for the three months ended March 31, 1998.

                  Interest income on interest-bearing deposits increased $56,000, or 32.1%, during the three months ended March 31, 1998. The increase in interest income on interest-bearing deposits resulted from an increase in the average balance of interest-bearing deposits of $4.5 million, or 34.0%, for the three months ended March 31, 1998. The increase in interest income on interest-bearing deposits was negatively impacted by a decrease in the average yield on interest-bearing deposits of 8 basis points for the three months ended March 31, 1998. The increase in the average balance resulted primarily from the investment of funds received from FHLB advances into short-term interest-bearing deposits during the quarter ended March 31, 1998.

                  INTEREST EXPENSE. Interest expense on savings deposits decreased $42,000, or 3.9%, to $1.05 million for the three months ended March 31, 1998 from $1.09 million for the three months ended March 31, 1997. The decline in interest expense on savings deposits was the result of a $5.8 million, or 5.7%, decrease in the average balance of deposits. The decline in deposits was mainly attributable to increased competition in the Company's market place and also reflected management's decision to compete less aggressively on rates. The average cost of deposits remained relatively constant between the two quarters with an average rate of 4.38% for the three months ended March 31, 1998 compared to 4.30% for the three months ended March 31, 1997.

                  Interest expense on borrowed money increased $82,000 for the three months ended March 31, 1998 due to a $22,000 increase in interest expense on reverse repurchase agreements and a $60,000 increase in interest expense on FHLB advances.

                  Interest expense on reverse repurchase agreements increased $22,000, or 26.7%, to $107,000 for the three months ended March 31, 1998 from $85,000 for the three months ended March 31, 1997. The increase in interest expense on reverse repurchase agreements resulted primarily from a $1.2 million, or 16.8%, increase in the average balance of reverse repurchase agreements during the 1998 quarter. The increase in interest expense was also impacted by a 37 basis point increase in the average cost of reverse repurchase agreements.

                  Interest expense on FHLB advances was $60,000 for the three months ended March 31, 1998. The Company had no FHLB advances outstanding during the three months ended March 31, 1997. The average balance on FHLB advances was $5.0 million with an average cost of advances of 4.80% for the three months ended March 31, 1998.

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

                  During the quarter ended March 31, 1998, the Company's provision for loan losses was $11,800 compared to $15,000 for the comparable 1997 quarter.

                  The Company's allowance for loan losses was $446,000, or .79%, of loans outstanding at March 31, 1998 compared to $436,000, or .72%, of loans outstanding at December 31, 1997. The Company's level of net loans charged-off during the quarter ended March 31, 1998 was $2,000, which represented .001% of average loans receivable outstanding. Based on current levels in the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at March 31, 1998.

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

                  NONINTEREST INCOME. Noninterest income was $55,000 for the three months ended March 31, 1998 compared to $65,000 for the three months ended March 31, 1997. The decrease in noninterest income primarily resulted from the receipt of state income tax refunds for prior years in 1997. The refund received during the three months ended March 31, 1997 by the Company totaled $18,000. The remainder of the fluctuation in noninterest expense was attributable to the $11,000 increase in other fee income.

                  NONINTEREST EXPENSE. Noninterest expense increased $9,000, or 1.4%, for the three months ended March 31, 1998. The increase in noninterest expense resulted from the $26,000 increase in other expense and the $10,000 increase in data processing expense, which was partially offset by a $5,000 decline in federal insurance premiums and a $17,000 decline in occupancy expense.

                  INCOME TAX EXPENSE. Income tax expense for the 1998 quarter was $135,000 compared to $145,000 for the 1997 quarter. The Company's effective tax rate for 1998 and 1997 was 29.6% and 28.3%, respectively. The effective tax rate for each quarter was below the statutory federal rate of 34% due to the Company's investment in tax exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary sources of funds consist of deposits, reverse repurchase agreements, FHLB advances, repayments and prepayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit base. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest in other interest-bearing assets, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet and exceed the Company's liquidity needs for the remainder of 1998.

                  A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At March 31, 1998, cash and cash equivalents totaled $25.5 million.

                  The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the quarter ended March 31, 1998, purchases of investment securities and mortgage-backed securities totaled $26.7 million and $2.5 million, respectively, while loan originations totaled $1.7 million. These investments were funded primarily from loan and mortgage-backed security repayments of $7.9 million and investment security sales and maturities of $28.6 million.

                  Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow additional funds from the Federal Home Loan Bank (FHLB). At March 31, 1998, the Company had $10.0 million in outstanding advances from the FHLB.

                  At March 31, 1998, the Company exceeded all of its regulatory capital requirements. The Company's subsidiary banks actual and required capital amounts and ratios as of March 31, 1998 are as follows:



                                                                      Actual                Capital Requirements
                                                            ---------------------------- -----------------------
(Dollars in thousands)                                      Amount          Ratio        Amount       Ratio
----------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets):
      Company                                               $27,098         52.0%        4,165        8.00%
      Chester National Bank                                 $22,910         51.5%        3,556        8.00%
      Chester National Bank of Missouri                       3,200         45.9%          557        8.00%
Tier 1 capital (to risk-weighted assets):
       Company                                              $27,366         52.6%        2,083        4.00%
       Chester National Bank                                $22,541         50.7%        1,778        4.00%
       Chester National Bank of Missouri                      3,124         44.8%          279        4.00%
Tier 1 capital (to average assets):
       Company                                              $27,366         19.2%        4,267        3.00%
       Chester National Bank                                $22,541         17.7%        3,822        3.00%
       Chester National Bank of Missouri                      3,124         23.7%          395        3.00%

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

YEAR 2000 ISSUES

         In the next eighteen months, many companies, including financial institutions such as the Company, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. In 1997, the Company began the process of identifying the many software applications and hardware devices expected to be impacted by this issue. The Company outsources its principal data processing activities to a third party, and purchases most of its software applications from third party vendors. The Company believes that its vendors are actively addressing the problems associated with the "Year 2000" issue. While the Company expects that effort on the part of current employees will be required to continue to monitor "Year 2000" activities, the Company does not expect the costs of addressing these issues in a timely manner will have a material impact on the Company's financial position or on its results of operations.

IMPACT OF NEW ACCOUNTING STANDARDS

DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         In June 1997, the FASB issued SFAS 131 which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 is a disclosure requirement that will have no effect on the Company's financial condition or results of operation.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.


                                                                At March 31, 1998         At December 31, 1997
                                                                -----------------         --------------------
                                                                           (Dollars in Thousands)
                                                                ----------------------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate:
         Residential real estate                                      $194                     $ 27
         Commercial                                                     --                       --
         Consumer                                                        2                       10
                                                                     -----                     ----
               Total                                                   196                       37
                                                                     -----                     ----

Accruing loans which are contractually past due 90 days or more:
         Residential real estate                                        --                       --
         Commercial                                                     --                       --
         Consumer                                                       --                       --
                                                                     -----                  -------
                Total                                                   --                       --
                                                                     -----                  -------
Total non-performing loans                                             196                       37

Real estate acquired by foreclosure, net                                38                       38
                                                                     -----                  -------
         Total non-performing assets                                  $234                     $ 75
                                                                     =====                  =======


         Total non-performing loans to net loans                      0.35%                    0.06%
                                                                     =====                  =======
         Total allowance for loan losses to
            non-performing loans                                    227.19%                 1159.97%
                                                                    ======                  =======

          Total non-performing assets to total assets                 0.16%                    0.06%
                                                                    ======                  =======


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

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         On February 25, 1998, the Company solicited proxies for the annual meeting of stockholders of the Company held on April 3, 1998. The meeting involved the election of two directors. The directors up for election were elected by the vote of 1,462,675 shares for Carl H. Welge and 1,462,255 shares for Allen R.
         Verseman out of 1,483,302 shares present at the meeting, either in person or by proxy.

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
Dated:  May 7, 1998

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