Form 10-Q
period 1998-06-30
CHESTER BANCORP INC
filed 1998-08-13
CIK 1010838

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998

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

                                 Yes [X]  No [ ]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,713,863 on June 30, 1998.

================================================================================

                                    FORM 10-Q
                                      Index

                                                                                     Page
                                                                                    Number
PART I.     FINANCIAL INFORMATION
   Item 1. Financial Statements

            Consolidated Balance Sheets........................................        2

            Consolidated Statements of Income..................................        3

            Consolidated Statement of Stockholders' Equity.....................        5

            Consolidated Statements of Cash Flows..............................        6

            Consolidated Statements of Comprehensive Income....................        7

            Notes to Consolidated Financial Statements.........................        8

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................       10

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................       17

   Item 2.  Changes in Securities..............................................       17

   Item 3.  Defaults upon Senior Securities....................................       17

   Item 4. Submission of Matters to a Vote
            of Securities Holders..............................................       17

   Item 5.  Other Information..................................................       17

   Item 6.  Exhibits and Reports on Form 8-K...................................       17

Signature......................................................................       18

Exhibit Index..................................................................       19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997
                                   (Unaudited)

                                                                                   June 30,              December 31,
                                  Assets                                             1998                    1997
                                                                                 -------------           -------------
Cash                                                                             $   1,624,907           $   1,833,006
Interest-bearing deposits                                                            6,753,920               3,063,057
Federal funds sold                                                                  11,940,000               6,395,000
                                                                                 -------------           -------------
         Total cash and cash equivalents                                            20,318,827              11,291,063
Certificates of deposit                                                                135,400                 290,000
Investment securities:
   Available for sale, at market value                                               8,712,281              19,708,063
   Held to maturity, at cost                                                        34,947,919              25,232,519
Mortgage-backed securities:
   Available for sale, at market value                                               1,416,541               1,641,949
   Held to maturity, at cost                                                        19,146,928              12,145,702
Loans receivable, net                                                               52,539,925              60,467,735
Accrued interest receivable                                                          1,008,039                 887,375
Real estate acquired by foreclosure, net                                                29,379                  38,233
Office property and equipment, net                                                   1,722,127               1,766,748
Deferred tax asset, net                                                                 16,677                  16,818
Other assets                                                                           358,967                 290,444
                                                                                 -------------           -------------
                                                                                 $ 140,353,010           $ 133,776,649
                                                                                 =============           =============
                   Liabilities and Stockholders' Equity

Savings deposits                                                                 $  94,541,310           $  95,362,100
Borrowed money                                                                      19,380,389               8,380,389
Accrued interest payable                                                               209,879                 158,899
Advance payments by borrowers for taxes and insurance                                  916,027                 439,274
Income taxes payable                                                                    33,442                 288,891
Accrued expenses and other liabilities                                                  90,325                 158,778
                                                                                 -------------           -------------
         Total liabilities                                                         115,171,372             104,788,331
                                                                                 -------------           -------------

Commitments and contingencies
Stockholders' equity:

   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125
     shares issued at June 30, 1998 and December 31, 1997                               21,821                  21,821
   Additional paid-in capital                                                       21,616,348              21,766,390
   Retained earnings, substantially restricted                                      13,499,322              13,088,331
   Accumulated other comprehensive income                                               32,683                  32,454
   Unamortized restricted stock awards                                                (642,770)               (725,868)
   Unearned ESOP shares                                                             (1,620,440)             (1,647,920)
   Treasury stock, at cost:  468,262 and 229,079 shares at
      June 30, 1998 and December 31, 1997, respectively                             (7,725,326)             (3,546,890)
                                                                                 -------------           -------------
         Total stockholders' equity                                                 25,181,638              28,988,318
                                                                                 -------------           -------------
                                                                                 $ 140,353,010           $ 133,776,649
                                                                                 =============           =============



      See accompanying notes to unaudited consolidated financial statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                    Three Months Ended June 30, 1998 and 1997

                                   (Unaudited)


                                                                             Three Months Ended
                                                                                June 30,
                                                                      ------------------------------
                                                                         1998                1997
                                                                      ----------          ----------
Interest income:
         Loans receivable                                             $1,147,133          $1,240,404
         Mortgage-backed securities                                      255,310             283,739
         Investments                                                     613,393             708,830
         Interest-bearing deposits and federal funds sold                272,259             111,273
                                                                      ----------          ----------
                  Total interest income                                2,288,095           2,344,246
                                                                      ----------          ----------
Interest expense:
         Savings deposits                                              1,042,326           1,077,718
         Borrowed money                                                  240,037             101,472
                                                                      ----------          ----------
                  Total interest expense                               1,282,363           1,179,190
                                                                      ----------          ----------
                  Net interest income                                  1,005,732           1,165,056
Provision for loan losses                                                  5,000              15,000
                                                                      ----------          ----------
         Net interest income after provision for loan losses           1,000,732           1,150,056
                                                                      ----------          ----------
Noninterest income:
         Late charges and other fees                                      45,972              41,977
         Gain on sale of investment securities, net                           --              16,719
         Other                                                             4,660               5,681
                                                                      ----------          ----------
                  Total noninterest income                                50,632              64,377
                                                                      ----------          ----------
Noninterest expense:
         Compensation and employee benefits                              269,303             391,139
         Occupancy                                                        65,363              72,542
         Data processing                                                  44,392              41,212
         Advertising                                                      12,874              14,255
         Federal insurance premiums                                       14,833              17,598
         Other                                                           171,182             143,234
                                                                      ----------          ----------
                  Total noninterest expense                              577,947             679,980
                                                                      ----------          ----------
                  Income before income tax expense                       473,417             534,453
Income tax expense                                                       146,055             157,000
                                                                      ----------          ----------
                  Net income                                          $  327,362          $  377,453
                                                                      ==========          ==========

Earnings per common share - basic                                     $      .19          $      .19
                                                                      ==========          ==========
Earnings per common share - assuming dilution                         $      .19          $      .19
                                                                      ==========          ==========



     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                     Six Months Ended June 30, 1998 and 1997

                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                      ------------------------------
                                                                         1998                1997
                                                                      ----------          ----------
Interest income:
         Loans receivable                                             $2,402,964          $2,408,624
         Mortgage-backed securities                                      470,051             555,423
         Investments                                                   1,215,486           1,397,879
         Interest-bearing deposits and federal funds sold                504,062             286,766
                                                                      ----------          ----------
                  Total interest income                                4,592,563           4,648,692
                                                                      ----------          ----------
Interest expense:
         Savings deposits                                              2,089,082           2,166,420
         Borrowed money                                                  407,025             186,323
                                                                      ----------          ----------
                  Total interest expense                               2,496,107           2,352,743
                                                                      ----------          ----------
                  Net interest income                                  2,096,456           2,295,949
Provision for loan losses                                                 16,800              30,000
                                                                      ----------          ----------
         Net interest income after provision for loan losses           2,079,656           2,265,949
                                                                      ----------          ----------
Noninterest income:
         Late charges and other fees                                      96,520              81,173
         Gain on sale of investment securities, net                           --              20,469
         Other                                                             9,039              28,091
                                                                      ----------          ----------
                  Total noninterest income                               105,559             129,733
                                                                      ----------          ----------
Noninterest expense:
         Compensation and employee benefits                              614,957             739,616
         Occupancy                                                       126,096             149,913
         Data processing                                                  91,794              78,574
         Advertising                                                      23,395              27,235
         Federal insurance premiums                                       29,655              37,351
         Other                                                           369,836             316,051
                                                                      ----------          ----------
                  Total noninterest expense                            1,255,743           1,348,740
                                                                      ----------          ----------
                  Income before income tax expense                       929,472           1,046,942
Income tax expense                                                       281,062             302,000
                                                                      ----------          ----------
                  Net income                                          $  648,410          $  744,942
                                                                      ==========          ==========

Earnings per common share - basic                                     $      .38          $      .38
                                                                      ==========          ==========
Earnings per common share - assuming dilution                         $      .37          $      .37
                                                                      ==========          ==========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 1998
                                   (Unaudited)



                                                                                   Retained         Accumulated
                                         Common stock              Additional       earnings,          other         Unearned
                                  ---------------------------       paid-in      substantially     comprehensive       ESOP
                                   Shares           Amount          capital        restricted         income          shares
                                  -------        ------------    ------------    -------------     -------------   ------------
Balance, December 31, 1997        2,182,125      $     21,821    $ 21,766,390     $ 13,088,331     $     32,454    $ (1,647,920)

Net income                               --                --              --          648,410               --              --

Purchase of treasury stock               --                --              --               --               --              --

Issuance of treasury stock for
  restricted stock awards                --                --        (170,996)          (9,161)              --              --

Amortization of restricted stock
  awards                                 --                --              --               --               --              --

Amortization of ESOP awards              --                --          20,954               --               --          27,480

Dividends on common stock
     at $.14 per share                   --                --              --         (228,258)              --              --

Change in accumulated
  other comprehensive income             --                --              --               --              279              --
                                  ---------      ------------    ------------     ------------     ------------    ------------

Balance, June 30, 1998            2,182,125      $     21,821    $ 21,616,348     $ 13,499,322     $     32,683    $ (1,620,440)
                                  =========      ============    ============     ============     ============    ============

                                       Unamortized                  Treasury Stock                 Total
                                       restricted             --------------------------       Stockholders'
                                       stock awards            Shares           Amount            equity
                                      -------------           -------       ------------      -------------
Balance, December 31, 1997            $   (725,868)           229,079       $ (3,546,890)      $ 28,988,318

Net income                                      --                 --                 --            648,410

Purchase of treasury stock                      --            251,397         (4,358,593)        (4,358,593)

Issuance of treasury stock for
  restricted stock awards                       --            (12,214)           180,157                 --

Amortization of restricted stock
  awards                                    83,098                 --                 --             83,098

Amortization of ESOP awards                     --                 --                 --             48,434

Dividends on common stock
     at $.14 per share                          --                 --                 --           (228,258)

Change in accumulated
  other comprehensive income                    --                 --                 --                229
                                      ------------            -------       ------------       ------------

Balance, June 30, 1998                $   (642,770)           468,262       $ (7,725,326)      $ 25,181,638
                                      ============            =======       ============       ============



     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                              June 30,            June 30,
                                                                                1998               1997
                                                                            ------------       ------------
Cash flows from operating activities:
  Net income                                                                 $    648,410       $    744,942
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                            67,926             70,763
        Deferred fees, discounts, and premiums                                    123,108           (248,324)
        Stock plans                                                               131,532            107,837
      (Increase) decrease in accrued interest receivable                         (120,664)           (68,438)
      Increase (decrease) in accrued interest payable                              50,980             26,091
      Increase (decrease) in income taxes, net                                   (255,449)           189,564
      Gain on sale of investment securities, net                                       --            (20,469)
      Provision for loan losses                                                    16,800             30,000
      Net change in other assets and other liabilities                           (136,976)            45,170
                                                                             ------------       ------------
        Net cash provided by (used in) operating activities                       525,667            877,136
                                                                             ------------       ------------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable                                                           11,239,170          4,184,806
    Mortgage-backed securities                                                  4,311,895          2,263,569
  Proceeds from the maturity of certificates of deposit                           154,600            594,000
  Proceeds from the maturity of investment securities                          43,605,321         72,936,835
  Proceeds from the sale of investment securities                                      --          2,019,232
  Cash invested in:
    Loans receivable                                                           (3,376,872)        (8,599,049)
    Mortgage-backed securities                                                (11,114,032)        (3,364,715)
    Investment securities                                                     (42,388,326)       (69,067,134)
    Proceeds from sale of real estate acquired by foreclosure                      24,534                 --
    Purchase of office properties and equipment                                   (23,305)           (13,108)
                                                                             ------------       ------------
        Net cash provided by (used in) investing activities                     2,432,985            954,436
                                                                             ------------       ------------
Cash flows from financing activities:
  Increase (decrease) in savings deposits                                        (820,790)        (6,296,372)
  Increase (decrease) in securities sold under agreements to repurchase         1,000,000         (4,850,000)
  Increase in FHLB advances                                                    10,000,000                 --
  Purchase of treasury stock                                                   (4,358,593)        (1,082,600)
  Dividends paid                                                                 (228,258)          (238,970)
  Increase in advance payments by borrowers for
    taxes and insurance                                                           476,753            560,981
                                                                             ------------       ------------
        Net cash provided by (used in) financing
          activities                                                            6,069,112        (11,906,961)
                                                                             ------------       ------------
        Net increase (decrease) in cash and cash
          equivalents                                                           9,027,764        (10,075,389)
Cash and cash equivalents, beginning of period                                 11,291,063         22,117,279
                                                                             ------------       ------------
Cash and cash equivalents, end of period                                     $ 20,318,827       $ 12,041,890
                                                                             ============       ============
Supplemental information:
  Interest paid                                                              $  2,445,126       $  2,361,558
  Income taxes paid                                                               536,511             99,224
                                                                             ============       ============
Noncash investing and financing activities -
  interest credited to savings deposits                                      $  1,421,240       $  1,561,024
                                                                             ============       ============



     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)


                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                  ----------------------      ----------------------
                                    1998          1997          1998          1997
                                  --------      --------      --------      --------
Net Income                        $327,362      $377,453      $648,410      $744,942

Other comprehensive income        $  6,315      $ 28,689           229         4,760
                                  --------      --------      --------      --------
                                  $333,677      $406,142      $648,639      $749,702
                                  ========      ========      ========      ========

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Six months Ended June 30, 1998 and 1997

                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated statements of income for the three and six months ended June 30, 1998 and 1997.

         Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)      Earnings Per Share

         Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entities.


         The computation of EPS at June 30, 1998 and 1997 follows:


                                                                      June 30,       June 30,
                                                                        1998            1997
                                                                     ----------      ----------
                                                                (in thousands, except per share amounts)
Basic EPS:
  Income available to common stockholders                            $  648,410      $  744,942
                                                                     ==========      ==========
  Average common shares outstanding                                   1,720,860       1,976,461
                                                                     ==========      ==========
  Basic EPS                                                          $     0.38      $     0.38
                                                                     ==========      ==========
Diluted EPS:
  Income available to common stockholders                            $  648,410      $  744,942
                                                                     ==========      ==========
  Average common shares outstanding                                   1,720,860       1,976,461
  Dilutive potential due to stock options                                39,421          10,169
                                                                     ----------      ----------

  Average number of common shares and dilutive potential common
   shares outstanding                                                 1,760,281       1,986,630
                                                                     ==========      ==========
  Diluted EPS                                                        $     0.37      $      .37
                                                                     ==========      ==========


(3)      Employee Stock Ownership Plan

         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 30 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair market value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $48,434 for the six months ended June 30, 1998.

         The ESOP shares as of June 30, 1998 are as follows:

               Allocated shares                             9,778
               Committed to be released shares              2,748
               Unreleased shares                          162,044
                                                       ----------
                   Total ESOP shares                      174,570
                                                       ==========
               Fair value of unreleased shares         $2,785,131
                                                       ==========


(4)      Restricted Stock Awards

         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that common stock totaling 82,921 shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account will be amortized to compensation expense over the period of vesting. Compensation expense was $83,098 for the six months ended June 30, 1998.

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

FINANCIAL CONDITION

                  ASSETS. The Company's total assets increased by $6.6 million, or 4.9%, to $140.4 million at June 30, 1998 from $133.8 million at December 31, 1997. The increase in the Company's asset size was attributable to an increase in short term interest-bearing deposits which was primarily funded by the $10.0 million of FHLB advances received during the quarter ended March 31, 1998.

                  Loans receivable decreased $7.9 million, or 13.1, to $52.5 million at June 30, 1998 from $60.5 million at December 31, 1997. Because of conditions in the Company's primary market area, such as population shrinkage, low economic growth, and significant competition, the demand for mortgage loans has been limited. As a result, the Company increased its investment in short-term interest-bearing deposits. The focus on the St. Louis residential lending market in 1997 has not been continued during the six months ended June 30, 1998.

                  Mortgage-backed securities at June 30, 1998 were $20.6 million compared to $13.8 million at December 31, 1997. Investment securities decreased $1.3 million, or 2.9%, to $43.7 million at June 30, 1998 from $44.9 million at December 31, 1997. The decrease in investment securities resulted primarily from an increased investment in short-term interest bearing deposits.

                  Cash, interest-bearing deposits, and federal funds sold, on a combined basis, increased $9.0 million, or 79.9%, to $20.3 million at June 30, 1998 from $11.3 million at December 31, 1997. During the six months ended June 30, 1998, management invested the funds from FHLB advances and investment maturities into short-term interest-bearing deposits, while longer term investments opportunities are evaluated.

                  LIABILITIES. Savings deposits decreased $821,000, or .9%, to $94.5 million at June 30, 1998 from $95.4 million at December 31, 1997. Borrowed money increased $11.0 million as a result of a $1.0 increase in reverse repurchase agreements and $10.0 of borrowings from the FHLB.

                  Reverse repurchase agreements increased $1.0 million from $8.4 million at December 31, 1997 to $9.4 million at June 30, 1998. The majority of such agreements are maintained with Gilster-Mary Lee Corporation (Gilster-Mary
Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee, which at times has had as much as $25 million in funds on deposit, typically with short terms. At June 30, 1998, the balance of funds on deposit with the Company was $19.7 million, which included the reverse repurchase agreements.

         Advances from the FHLB were $10.0 million at June 30, 1998, whereas the company had no FHLB advances at June 30, 1997. The advances have terms up to 10 years at a fixed interest rate and were primarily for interest rate risk management purposes.

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

                  NET INCOME. The Company's net income for the three and six months ended June 30, 1998 was $327,000 and $648,000, respectively, compared to $377,000 and $745,000 for the three and six months ended June 30, 1997, respectively. The $50,000 and $97,000 decrease in net income for the three and six months ended June 30, 1998, respectively, was negatively impacted by a decrease in net interest income and noninterest income, and was positively impacted by a decrease in noninterest expense and income tax expense.

                  NET INTEREST INCOME. Net interest income totaled $1.0 million for the three months ended June 30, 1998 compared to $1.2 million for the three months ended June 30, 1997. The $159,000, or 13.7%, decrease in net interest income was the result of a decrease in the Company's interest rate spread from 2.66% for the three months ended June 30, 1997 compared to 2.30% for the three months ended September 30, 1998. The decline in the Company's interest rate spread was attributable to the combined impact of a 30 basis point decrease in the average yield on interest-bearing assets and a 7 basis point increase in the average cost of interest-bearing liabilities for the three months ended June 30, 1998.

                   Net interest income totaled $2.1 million for the six months ended June 30, 1998 compared to $2.3 million for the six months ended June 30, 1997. The $199,000, or 8.7%, decrease in net interest income was the partially the result of a decline in the Company's interest rate spread from 2.65% for the six months ended June 30, 1997 to 2.41% for the six months ended June 30, 1998. The decline in the Company's interest rate spread was attributable to the combined impact of a 9 basis point decrease in the average yield on interest-earning assets and a 10 basis point increase in the average cost of interest-bearing liabilities for the six month ended June 30, 1998.

                  INTEREST INCOME. Interest income on loans receivable decreased $93,000, or 7.5%, for the three months ended June 30, 1998. This fluctuation was due to a decline in the average yield on loans receivable from 8.67% for the three months ended June 30, 1997 to 8.46% for the three months ended June 30, 1998, coupled with a $3.1 million, or 5.3% decrease in the average balance of loans receivable.

                  Interest income on loans receivable remained relatively constant for the six months ended June 30, 1998. A $1.1 million, or 1.9% increase in the average balance of loans receivable was offset by a decline in the average yield on loans receivable from 8.69% for the six months ended June 30, 1997 to 8.50% for the six months ended June 30, 1998.

                  Interest income on mortgage-backed securities decreased $28,000 and $85,000 for the three and six months ended June 30, 1998, respectively. The decrease in both instances resulted from a decrease in the average balance of mortgage-backed securities, coupled with a decline in the average yield on mortgage-backed securities. For the three and six months ended June 30, 1998, the average balance of mortgage-backed securities decreased $1.1 million, or 6.0%, and $2.1 million, or 12.1%, respectively.

                  Interest earned on investment securities was $613,000 and $1.2 million for the three and six months ended June 30, 1998, respectively, compared to $709,000 and $1.4 million for the three and six months ended June 30, 1997, respectively. The decrease of $95,000, or 13.5%, and $182,000, or 13.0%, for the three and six months ended June 30, 1998, respectively, was mainly the result of a decrease in the average balance of investments of $6.3 million, or 12.1, and $7.9 million, or 15.0%, for the three and six months ended June 30, 1998, respectively. The decrease in investment securities resulted primarily from an increased investment in short-term interest bearing deposits.

                  Interest income on interest-bearing deposits increased $161,000, or 144.7%, and increased $217,000, or 75.8%, during the three and six months ended June 30, 1998, respectively. The increase in both instances resulted from an increase in the average balance of interest-bearing deposits. For the three and six months ended June 30, 1998, the average balance of interest-bearing deposits increased $12.2 million, or 148.1%, and $8.4 million, or 77.9%, respectively. The increase in interest-bearing deposit resulted primarily from management's decision to invest investment maturities into short-term interest bearing deposits while longer term investments opportunities are evaluated.

                  INTEREST EXPENSE. Interest expense on savings deposits decreased $35,000, or 3.3%, to $1.04 million for the three months ended June 30, 1998 from $1.08 million for the three months ended June 30, 1997. The decline in interest expense was the result of a $3.3 million, or 3.4%, decrease in the average balance of deposits. The decline in deposits was mainly attributable to increased competition in the Company's market place and also reflected management's decision to compete less aggressively on rates. The average cost of deposits remained constant at 4.40% for the three months ended June 30, 1998.

                  Interest expense on savings deposits decreased $77,000, or 3.6%, to $2.1 million for the six months ended June 30, 1998 from $2.2 million for the six months ended June 30, 1997. The decline in interest expense on savings deposits was the result of a $4.6 million, or 4.6%, decrease in the average balance of deposits. The average cost of deposits increased between the two quarters with an average rate of 4.40% for the six months ended June 30, 1998 compared to 4.35% for the six months ended June 30, 1997.

                  Interest expense on borrowed money increased $139,000 and $221,000 for the three and six months ended June 30, 1998, respectively, due to a $19,000 and $41,000 increase in interest expense on reverse repurchase agreements and a $120,000 and $180,000 increase in interest expense on FHLB advances for the three and six months ended June 30, 1998, respectively.

                  Interest expense on reverse repurchase agreements was $120,000 and $227,000 for the three and six months ended June 30, 1998, respectively, compared to $101,000 and $186,000 for the three and six months ended June 30, 1997, respectively. The increase of $19,000, or 18.0%, and $41,000, or 21.3%, for the three and six months ended June 30, 1998, respectively, were primarily the result of an increase in the average balance of reverse repurchase agreements of $1.3 million, or 15.7%, and $1.2 million, or 16.3%, for the three and six months ended June 30, 1998, respectively, coupled with a 14 basis point and 24 basis point increase in the average cost of reverse repurchase agreements for the three and six months ended June 30, 1998, respectively.

                  Interest expense on FHLB advances was $120,000 and $180,000 for the three and six months ended June 30, 1998, respectively. The Company had no FHLB advances during the three and six months ended June 30, 1997. The average balance on FHLB advances was $10.0 million and $7.5 million for the three and six months ended June 30, 1998, respectively. The average cost of advances remained constant at 4.80% for the three and six months ended June 30, 1998. The Company borrowed funds from the FHLB primarily for interest rate risk management purposes.

                  PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses charged to expense based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral, and other factors that warrant recognition in providing for an adequate loan loss allowance.

                  During the quarter ended June 30, 1998, the Company's provision for loan losses was $5,000 compared to $15,000 for the comparable 1997 quarter.

                  The Company's allowance for loan losses was $444,000, or .83%, of loans outstanding at June 30, 1998 compared to $436,000, or .72%, of loans outstanding at December 31, 1997. The Company's level of net loans charged-off during the quarter ended June 30, 1998 was $9,000, which represented .01% of average loans receivable outstanding. Based on current levels in the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at June 30, 1998.

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

                  NONINTEREST INCOME. Noninterest income was $51,000 for the three months ended June 30, 1998 compared to $64,000 for the three months ended June 30, 1997. The decrease in noninterest income was due to $17,000 recognized from the sale of investment securities available for sale during the three months ended June 30, 1997.

                  Noninterest income was $106,000 for the six months ended June 30, 1998 compared to $130,000 for the six months ended June 30, 1997. The decrease in noninterest income resulted from a $20,000 gain recognized from the sale of investment securities available for sale and from $18,000 received from state income tax refunds for prior years during the six months ended June 30, 1997. The decrease was partially offset by a $15,000 increase in other fee income during the six months ended June 30, 1998.

                  NONINTEREST EXPENSE. Noninterest expense decreased $102,000, or 15.0%, for the three months ended June 30, 1998, and $93,000, or 6.9%, for the six months ended June 30, 1998. The decrease in noninterest expense for the three and six months ended June 30, 1998 resulted from a $7,000 and $24,000 decrease in occupancy expense and a $122,000 and $125,000 decrease in compensation expense, respectively, which was partially offset by a $28,000 and $54,000 increase in other expense, respectively. The decrease in compensation experienced during the three and six months ended June 30, 1998 resulted partially from the termination of the Directors Emeritus Program.

                  INCOME TAX EXPENSE. Income tax expense for the three and six months ended June 30, 1998 was $146,000 and $281,000, respectively, compared to income tax expense of $157,000 and $302,000 for the three and six months ended June 30, 1997, respectively. The Company's effective tax rate for the three and six months ended June 30, 1998 was 30.8% and 30.2%, respectively, compared to 29.4% and 28.8% for the three and six months ended June 30, 1997, respectively. The effective tax rate for each period was below the statutory federal rate of 34% due to the Company's investment in tax exempt securities.

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

                  A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At June 30, 1998, cash and cash equivalents totaled $20.3 million.

                  The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the six months ended June 30, 1998, purchases of investment securities and mortgage-backed securities totaled $42.5 million and $11.1 million, respectively, while loan originations totaled $3.4 million. These investments were funded primarily from loan and mortgage-backed security repayments of $15.6 million and investment securities sales and maturities of $43.6 million.

                  Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow additional funds from the Federal Home Loan Bank (FHLB). At June 30, 1998, the Company had $10.0 million in outstanding advances from the FHLB.

                  At June 30, 1998, the Company exceeded all of its regulatory capital requirements. The Company's subsidiary banks actual and required capital amounts and ratios as of June 30, 1998 are as follows:

                                                          Actual               Capital Requirements
                                                    -----------------------------------------------
(Dollars in thousands)                              Amount          Ratio        Amount       Ratio
---------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets):
       Company                                      $25,593         50.3%        4,071        8.00%
       Chester National Bank                        $19,947         46.6%        3,427        8.00%
       Chester National Bank of Missouri             3,235          45.5%          569        8.00%
Tier 1 capital (to risk-weighted assets):
       Company                                      $25,149         49.4%        2,035        4.00%
       Chester National Bank                        $19,585         45.7%        1,713        4.00%
       Chester National Bank of Missouri              3,153         44.3%          285        4.00%
Tier 1 capital (to average assets):
       Company                                      $25,149         17.4%        4,335        3.00%
       Chester National Bank                        $19,585         15.1%        3,895        3.00%
       Chester National Bank of Missouri              3,153         25.0%          378        3.00%


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

DISCLOSURE ABOUT ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after June 30, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.


                                                              At June 30, 1998        At December 31, 1997
                                                              ----------------        --------------------
                                                                        (Dollars in Thousands)
                                                              ---------------------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate:
         Residential real estate                                    $187                     $ 27
         Commercial                                                   --                       --
         Consumer                                                      9                       10
                                                                  ------                  -------
               Total                                                 196                       37
                                                                  ------                  -------

Accruing loans which are contractually past due 90 days or
more:
         Residential real estate                                      --                       --
         Commercial                                                   --                       --
         Consumer                                                     --                       --
                                                                  ------                  -------
                Total                                                 --                       --
                                                                  ------                  -------
Total non-performing loans                                           196                       37

Real estate acquired by foreclosure, net                              29                       38
                                                                  ------                  -------
         Total non-performing assets                                $225                     $ 75
                                                                  ======                  =======


         Total non-performing loans to net loans                    0.37%                    0.06%
                                                                  ======                  =======
         Total allowance for loan losses to
           non-performing loans                                   226.93%                 1159.97%
                                                                  ======                  =======
          Total non-performing assets to total assets               0.16%                    0.06%
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

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         On February 25, 1998, the Company solicited proxies for the annual meeting of stockholders of the Company held on April 3, 1998. The meeting involved the election of two directors. The directors up for election were elected by the vote of 1,462,675 shares for Carl H. Welge and 1,462,255 shares for Allen R. Verseman out of 1,483,302 shares present at the meeting, either in or by proxy.

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

Dated:  August 12, 1998

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