Form 10-Q
period 1998-09-30
CHESTER BANCORP INC
filed 1998-11-04
CIK 1010838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

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

                                 Yes [X]  No [  ]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,553,288 on September 30, 1998.
================================================================================

                                    FORM 10-Q
                                      Index

                                                                                                     Page
                                                                                                    Number
PART I.     FINANCIAL INFORMATION
   Item 1. Financial Statements

            Consolidated Balance Sheets..........................................................        2

            Consolidated Statements of Income....................................................        3

            Consolidated Statement of Stockholders' Equity.......................................        5

            Consolidated Statements of Cash Flows................................................        6

            Consolidated Statements of Comprehensive Income......................................        7

            Notes to Consolidated Financial Statements...........................................        8

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................................       10

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................................       17

   Item 2.  Changes in Securities................................................................       17

   Item 3.  Defaults upon Senior Securities......................................................       17

   Item 4.  Submission of Matters to a Vote
             of Securities Holders...............................................................       17

   Item 5.  Other Information....................................................................       17

   Item 6.  Exhibits and Reports on Form 8-K.....................................................       17

Signature........................................................................................       18

Exhibit Index....................................................................................       19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997
                                  (Unaudited)


                                                                                     September 30,         December 31,
                                  Assets                                                  1998                  1997
                                  ------                                                  ----                  ----

Cash                                                                                $   1,394,213        $   1,833,006
Interest-bearing deposits                                                               5,643,270            3,063,057
Federal funds sold                                                                      3,500,000            6,395,000
                                                                                    -------------        -------------
         Total cash and cash equivalents                                               10,537,483           11,291,063
Certificates of deposit                                                                    95,000              290,000
Investment securities:
   Available for sale, at market value (cost of $7,328,159 and                          7,371,969           19,708,063
    $19,674,051 at September 30, 1998 and December 31, 1997, respectively)
   Held to maturity, at cost (market value of $46,891,847 and $25,413,09 at            46,583,029           25,232,519
    September 30, 1998 and December 31, 1997, respectively)
Mortgage-backed securities:
   Available for sale, at market value (cost of $1,268,834 and $1,623,616               1,290,309            1,641,949
    at September 30, 1998 and December 31, 1997, respectively)
   Held to maturity, at cost (market value of $21,674,651 and $12,179,290              21,552,972           12,145,702
    at September 30, 1998 and December 31, 1997, respectively)
Loans receivable, net                                                                  49,499,523           60,467,735
Accrued interest receivable                                                               994,507              887,375
Real estate acquired by foreclosure, net                                                  116,704               38,233
Office property and equipment, net                                                      1,708,867            1,766,748
Deferred tax asset, net                                                                    11,901               16,818
Other assets                                                                              348,989              290,444
                                                                                    -------------        -------------
                                                                                    $ 140,111,253        $ 133,776,649
                                                                                    =============        =============
                   Liabilities and Stockholders' Equity

Savings deposits                                                                    $  95,880,410        $  95,362,100
Borrowed money                                                                         20,880,389            8,380,389
Accrued interest payable                                                                  251,708              158,899
Advance payments by borrowers for taxes and insurance                                     339,784              439,274
Income taxes payable                                                                       24,400              288,891
Accrued expenses and other liabilities                                                     85,641              158,778
                                                                                    -------------        -------------
         Total liabilities                                                            117,462,332          104,788,331
                                                                                    -------------        -------------

Commitments and contingencies
Stockholders' equity:

   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125
    shares issued at September 30, 1998 and December 31, 1997                              21,821               21,821
   Additional paid-in capital                                                          21,626,310           21,766,390
   Retained earnings, substantially restricted                                         13,662,249           13,088,331
   Accumulated other comprehensive income                                                  40,477               32,454
   Unamortized restricted stock awards                                                  (601,222)            (725,868)
   Unearned ESOP shares                                                               (1,606,700)          (1,647,920)
   Treasury stock, at cost:  628,837 and 229,079 shares at
    September 30, 1998 and December 31, 1997, respectively                           (10,494,014)          (3,546,890)
                                                                                    ------------         -------------
         Total stockholders' equity                                                    22,648,921           28,988,318
                                                                                    -------------        -------------
                                                                                    $ 140,111,253        $ 133,776,649
                                                                                    =============        =============


      See accompanying notes to unaudited consolidated financial statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                 Three Months Ended September 30, 1998 and 1997

                                   (Unaudited)


                                                                                              Three Months Ended
                                                                                                 September 30
                                                                                      ---------------------------------
                                                                                          1998                  1997
                                                                                          ----                  ----
Interest income:
         Loans receivable                                                            $ 1,065,463            $ 1,294,472
         Mortgage-backed securities                                                      336,101                261,344
         Investments                                                                     694,544                588,330
         Interest-bearing deposits and federal funds sold                                163,042                127,990
                                                                                     -----------            -----------
                  Total interest income                                                2,259,150              2,272,136
                                                                                     -----------            -----------
Interest expense:
         Savings deposits                                                              1,046,760              1,071,146
         Borrowed money                                                                  241,258                 82,976
                                                                                     -----------            -----------
                  Total interest expense                                               1,288,018              1,154,122
                                                                                     -----------            -----------
                  Net interest income                                                    971,132              1,118,014
Provision for loan losses                                                                    -                   29,000
                                                                                     -----------            -----------
         Net interest income after provision for loan losses                             971,132              1,089,014
                                                                                     -----------            -----------
Noninterest income:
         Late charges and other fees                                                      48,374                 47,590
         Other                                                                             4,233                  6,929
                                                                                     -----------            -----------
                  Total noninterest income                                                52,607                 54,519
                                                                                     -----------            -----------
Noninterest expense:
         Compensation and employee benefits                                              327,561                628,343
         Occupancy                                                                        73,229                107,178
         Data processing                                                                  33,990                 49,177
         Advertising                                                                      20,978                 14,422
         Federal deposit insurance premiums                                               14,396                 15,872
         Other                                                                           171,924                151,978
                                                                                     -----------            -----------
                  Total noninterest expense                                              642,078                966,970
                                                                                     -----------            -----------
                  Income before income tax expense                                       381,661                176,563
Income tax expense                                                                       115,659                 19,159
                                                                                     -----------            -----------
                  Net income                                                         $   266,002            $   157,404
                                                                                     ===========            ===========

Earnings per common share - basic                                                          $ .16                  $ .08
                                                                                     ===========            ===========
Earnings per common share - diluted                                                        $ .16                  $ .08
                                                                                     ===========            ===========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Nine Months Ended September 30, 1998 and 1997

                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                               ------------------
                                                                                           1998                 1997
                                                                                           ----                 ----
Interest income:
         Loans receivable                                                            $ 3,468,427            $ 3,703,096
         Mortgage-backed securities                                                      806,152                816,767
         Investments                                                                   1,910,030              1,986,209
         Interest-bearing deposits and federal funds sold                                667,104                414,756
                                                                                     ----------             -----------
                  Total interest income                                                6,851,713              6,920,828
                                                                                     -----------            -----------
Interest expense:
         Savings deposits                                                              3,135,842              3,237,566
         Borrowed money                                                                  648,283                269,299
                                                                                     -----------            -----------
                  Total interest expense                                               3,784,125              3,506,865
                                                                                     -----------            -----------
                  Net interest income                                                  3,067,588              3,413,963
Provision for loan losses                                                                 16,800                 59,000
                                                                                     -----------            -----------
         Net interest income after provision for loan losses                           3,050,788              3,354,963
                                                                                     -----------            -----------
Noninterest income:
         Late charges and other fees                                                     144,894                128,763
         Gain on sale of investment securities, net                                            -                 20,469
         Other                                                                            13,272                 35,021
                                                                                     -----------            -----------
                  Total noninterest income                                               158,166                184,253
                                                                                     ------------           -----------
Noninterest expense:
         Compensation and employee benefits                                              942,518              1,367,960
         Occupancy                                                                       199,325                257,091
         Data processing                                                                 125,784                127,752
         Advertising                                                                      44,373                 41,658
         Federal deposit insurance premiums                                               44,061                 53,223
         Other                                                                           541,760                468,029
                                                                                     -----------            -----------
                  Total noninterest expense                                            1,897,821              2,315,713
                                                                                     -----------            -----------
                  Income before income tax expense                                     1,311,133              1,223,503
Income tax expense                                                                       396,721                321,159
                                                                                     -----------            -----------
                  Net income                                                         $   914,412            $   902,344
                                                                                     ===========            ===========

Earnings per common share - basic                                                          $ .56                  $ .46
                                                                                     ===========            ===========
Earnings per common share - diluted                                                        $ .54                  $ .46
                                                                                     ===========            ===========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 1998
                                   (Unaudited)


                                                                                    Retained         Accumulated
                                             Common stock           Additional       earnings,           other
                                        ---------------------         paid-in      substantially     comprehensive
                                     Shares              Amount       capital       restricted          income
                                     ------              -----        -------       ----------          ------
Balance, December 31, 1997           2,182,125          $21,821     $21,766,390     $13,088,331         $32,454

Net income                                   -                -               -         914,412               -

Purchase of treasury stock                   -                -               -               -               -

Issuance of treasury stock for
restricted stock awards                      -                -        (170,996)         (9,161)              -

Amortization of restricted stock
awards                                       -                -               -               -               -

Amortization of ESOP awards                  -                -          30,916               -               -

Dividends on common stock
  at $.21 per share                          -                -               -        (331,333)              -

Change in accumulated
  other comprehensive income                 -                -               -              -            8,023
                                     ---------          -------      -----------    -----------         -------
Balance, September 30, 1998          2,182,125          $21,821      $21,626,310    $13,662,249         $40,477
                                     =========          =======      ===========    ===========         =======




                                         Unearned     Unamortized             Treasury Stock                Total
                                           ESOP        restricted         -----------------------         Stockholders'
                                          shares      stock awards       Shares             Amount          equity
                                          ------      ------------       ------             ------          ------



Balance, December 31, 1997              $(1,647,920)   $ (725,868)       229,079         $ (3,546,890)    $28,988,318

Net income                                        -             -              -                    -         914,412

Purchase of treasury stock                        -             -        411,972           (7,127,281)     (7,127,281)

Issuance of treasury stock for
restricted stock awards                           -             -        (12,214)             180,157               -

Amortization of restricted stock
awards                                            -       124,646              -                    -         124,646

Amortization of ESOP awards                  41,220             -              -                    -          72,136

Dividends on common stock
  at $.21 per share                               -             -              -                    -        (331,333)

Change in accumulated
  other comprehensive income                      -             -              -                    -           8,023
                                        -----------    ----------       --------         ------------     -----------
Balance, September 30, 1998             $(1,606,700)   $ (601,222)       628,837         $(10,494,014)    $22,648,921
                                        ===========    ==========       ========         ============     ===========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1998 and 1997
                                   (Unaudited)


                                                                           September 30,        September 30,
                                                                               1998                  1997
                                                                               ----                  ----
Cash flows from operating activities:
  Net income                                                              $     914,412         $    902,344
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                         102,633              140,890
        Deferred fees, discounts, and premiums                                   36,441             (310,197)
        Stock plans                                                             196,782              469,027
      (Increase) decrease in accrued interest receivable                      (107,132)              (47,065)
      Increase (decrease) in accrued interest payable                            92,809               51,171
      Increase (decrease) in income taxes payable                             (264,491)              154,958
      Gain on sale of investment securities, net                                    -               (20,469)
      Provision for loan losses                                                  16,800               59,000
      Net change in other assets and other liabilities                         (131,682)             (10,139)
                                                                          -------------         ------------
        Net cash provided by (used in) operating activities                     856,572            1,389,520
                                                                          -------------         ------------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable                                                         16,411,101            9,510,028
    Mortgage-backed securities                                                6,321,616            3,707,731
  Proceeds from the maturity of certificates of deposit                         195,000              594,000
  Proceeds from the maturity of investment securities                        56,617,595           90,372,640
  Proceeds from the sale of investment securities                                     -            2,019,623
  Proceeds from the redemption of FRB Stock                                           -                6,000
  Cash invested in:
    Loans receivable                                                         (5,616,848)         (16,008,966)
    Mortgage-backed securities                                              (15,378,533)          (3,364,715)
    Investment securities                                                   (65,622,734)          (86,150,491)
    Proceeds from sale of real estate acquired by foreclosure                    47,197               70,451
    Purchase of office properties and equipment                                 (44,752)             (23,084)
                                                                          -------------         ------------
        Net cash provided by (used in) investing activities                  (7,070,358)             733,217
                                                                          -------------         ------------
Cash flows from financing activities:
  Increase (decrease) in savings deposits                                       518,310           (7,493,320)
  Increase (decrease) in securities sold under agreements to repurchase       2,500,000           (4,850,000)
  Increase in FHLB advances                                                  10,000,000                    -
  Purchase of treasury stock                                                (7,127,281)           (2,899,225)
  Dividends paid                                                              (331,333)             (349,992)
  Increase in advance payments by borrowers for taxes and insurance            (99,490)               30,516
                                                                          -------------         ------------
        Net cash provided by (used in) financing activities                   5,460,206          (15,562,021)
                                                                          -------------         ------------
        Net increase (decrease) in cash and cash equivalents                  (753,580)          (13,439,284)
Cash and cash equivalents, beginning of period                               11,291,063           22,117,279
                                                                          -------------         ------------
Cash and cash equivalents, end of period                                  $  10,537,483         $  8,677,995
                                                                          =============         ============
Supplemental information:
  Interest paid                                                              $3,691,316         $  3,519,120
  Income taxes paid                                                             661,212              147,989
                                                                         ==============         ============
Noncash investing and financing activities -
  interest credited to savings deposits                                      $2,173,699         $ 2,285,200
                                                                           ============         ============

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)



                                           Three Months Ended       Nine Months Ended
                                              September 30,            September 30,
                                              -------------            -------------

                                             1998        1997        1998        1997
                                             ----        ----        ----        ----
Net Income                                 $266,002    $157,404   $914,412    $902,344

Other comprehensive income, net of tax:
    Unrealized gain on securities
      available for sale                   $  7,794    $ 25,986   $  8,023    $ 43,457
    Reclassification adjustment
      for realized gains included in
        net income                         $   --      $   --     $    --     $(12,691)
                                           --------    --------   --------    --------
                                           $273,796    $183,390   $922,435    $933,110
                                           ========    ========   ========    ========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Nine months Ended September 30, 1998 and 1997

                                   (Unaudited)


(1)      Basis of Presentation
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated statements of income for the three and nine months ended September 30, 1998 and 1997.

         Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)      Earnings Per Share (EPS)
         Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.


         The computation of EPS for the nine months ended September 30, 1998 and 1997 follows:



                                                                  September 30,    September  30,
                                                                     1998             1997
                                                                     ----             ----


Basic EPS:
  Net income                                                      $  914,412         $  902,344
                                                                  ==========         ==========
  Average common shares outstanding                                1,647,085          1,968,679
                                                                  ==========         ==========
  Basic EPS                                                       $     0.56         $     0.46
                                                                  ==========         ==========
Diluted EPS:
  Net income                                                      $  914,412         $  902,344
                                                                  ==========         ==========
  Average common shares outstanding                                1,647,085          1,968,679
  Dilutive potential due to stock options                             40,233             10,973
                                                                  ----------         ----------

  Average number of common shares and dilutive potential common
   shares outstanding                                              1,687,318          1,979,652
                                                                  ==========         ==========
  Diluted EPS                                                     $     0.54         $      .46
                                                                  ==========         ==========


(3)      Employee Stock Ownership Plan (ESOP)
         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 30 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair market value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $72,136 and $75,548 for the nine months ended September 30, 1998 and September 30, 1997, respectively.



(3)      Employee Stock Ownership Plan (Continued)

         The ESOP shares as of September 30, 1998 are as follows:

                  Allocated shares                                                 9,778
                  Committed to be released shares                                  4,121
                  Unreleased shares                                              160,671
                                                                            ------------
                      Total ESOP shares                                          174,570
                                                                            ============
                  Fair value of unreleased shares                             $2,761,533
                                                                            ============


(4)      Restricted Stock Awards
         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that common stock totaling 82,921 shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account will be amortized to compensation expense over the period of vesting. Compensation expense was $124,646 and $393,478 for the nine months ended September 30, 1998 and September 30, 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                  The principal business of Chester Bancorp, Inc. and its subsidiaries (the Company) consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one-to four-family residences and to invest in securities of the U. S. government, mortgage-backed securities, and other securities. To a lesser extent, the Company engages in various forms of consumer lending. The Company's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans, mortgage-backed securities and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits, reverse repurchase agreements, and FHLB advances.

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

FINANCIAL CONDITION

                  ASSETS. The Company's total assets increased by $6.3 million, or 4.7%, to $140.1 million at September 30, 1998 from $133.8 million at December 31, 1997. The increase in the Company's asset size was attributable to an increase in investment securities which was primarily funded by the $10.0 million of FHLB advances received during the quarter ended March 31, 1998.

                  Loans receivable decreased $11.0 million, or 18.1%, to $49.5 million at September 30, 1998 from $60.5 million at December 31, 1997. Because of conditions in the Company's primary market area, such as population shrinkage, low economic growth, and significant competition, the demand for mortgage loans has been limited during 1998. As a result, the Company increased its investment in marketable securities and mortgage-backed securities. The focus by management on the St. Louis residential lending market in 1997 has not been continued during the nine months ended September 30, 1998.

                  Mortgage-backed securities at September 30, 1998 were $22.8 million compared to $13.8 million at December 31, 1997. Investment securities increased $9.0 million, or 20.1%, to $54.0 million at September 30, 1998 from $44.9 million at December 31, 1997. During the nine months ended September 30, 1998, management invested the funds received from the repayment of loans receivable and FHLB advances into investment securities and mortgage-backed securities.

                  Cash, interest-bearing deposits, and federal funds sold, on a combined basis, decreased $754,000, or 6.7%, to $10.5 million at September 30, 1998 from $11.3 million at December 31, 1997. During the nine months ended September 30, 1998, management invested funds received from excess loan repayments and FHLB advances into higher yielding investment securities and mortgage-backed securities.

                  LIABILITIES. Savings deposits increased $518,000, or .5%, to $95.9 million at September 30, 1998 from $95.4 million at December 31, 1997. Borrowed money increased $12.5 million as a result of a $2.5 increase in reverse repurchase agreements and $10.0 of borrowings from the FHLB.

                  Reverse repurchase agreements increased $2.5 million from $8.4 million at December 31, 1997 to $10.9 million at September 30, 1998. The majority of such agreements are maintained with Gilster-Mary Lee Corporation (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee, which at times has had as much as $25 million in funds on deposit, typically with short terms. At September 30, 1998, the balance of funds on deposit with the Company was $23.9 million, which included the reverse repurchase agreements.

                  Advances from the FHLB were $10.0 million at September 30, 1998, whereas the company had no FHLB advances at December 31, 1997. The advances have terms up to 10 years at a fixed interest rate and were primarily for interest rate risk management purposes.

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

                  NET INCOME. The Company's net income for the three and nine months ended September 30, 1998 was $266,002 and $914,412, respectively, compared to $157,404 and $902,344 for the three and nine months ended September 30, 1997, respectively. The $109,000 and $12,000 increase in net income for the three and nine months ended September 30, 1998, respectively, was negatively impacted by a decrease in net interest income and noninterest income, and was positively impacted by a decrease in noninterest expense. During the quarter ended September 30, 1997, the Company recognized a net charge of $170,000 for accelerated vesting of management recognition shares due to the death of a participant.

                  NET INTEREST INCOME. Net interest income totaled $971,000 for the three months ended September 30, 1998 compared to $1.1 million for the three months ended September 30, 1997. The $147,000, or 13.1%, decrease in net interest income was the result of a decrease in the Company's interest rate spread from 2.57% for the three months ended September 30, 1997 compared to 2.27% for the three months ended September 30, 1998. The decline in the Company's interest rate spread was attributable to a 28 basis point decrease in the average yield on interest-bearing assets for the three months ended September 30, 1998, whereas the average cost of interest-bearing liabilities was consistent between the two periods. The reduced yield on interest-earning assets was due to the change in asset mix that has occured over the past year. For the three months ended September 30, 1997, average loans comprised 47% of total interest-earning assets, whereas for the comparable 1998 period they comprised only 37%. Management expects this trend to continue for the remainder of 1998.

                   Net interest income totaled $3.1 million for the nine months ended September 30, 1998 compared to $3.4 million for the nine months ended September 30, 1997. The $346,000, or 10.1%, decrease in net interest income was the result of a decline in the Company's interest rate spread from 2.67% for the nine months ended September 30, 1997 to 2.37% for the nine months ended September 30, 1998. The decline in the

Company's interest rate spread was attributable to the combined impact of a 23 basis point decrease in the average yield on interest-earning assets and a 7 basis point increase in the average cost of interest-bearing liabilities for the nine months ended September 30, 1998. The reduced yield on interest-earning assets resulted from the change in asset mix, as previously discussed, and a decline in the average yield for each component of interest-earning asets due to the decline in interest rates during 1998.

                  INTEREST INCOME. Interest income on loans receivable decreased $229,000, or 17.7%, for the three months ended September 30, 1998. The decrease in interest income on loans receivable was the result of a $10.5 million, or 17.4% decrease in the average balance of loans receivable.

                  Interest income on loans receivable decreased $235,000, or 6.3%, for the nine months ended September 30, 1998. This fluctuation was due to a decline in the average yield on loans receivable from 8.66% for the nine months ended September 30, 1997 to 8.51% for the nine months ended September 30, 1998, coupled with a $2.7 million, or 4.7%, decrease in the average balance of loans receivable.

                  Interest income on mortgage-backed securities increased $75,000, or 28.6%, for the three months ended September 30, 1998 and decreased $11,000, or 1.3%, for the nine months ended September 30, 1998. The increase in interest income on mortgage-backed securities for the three months ended September 30, 1998 was the result of a $5.5 million, or 33.8%, increase in the average balance of mortgage-backed securities, negatively impacted by a decline in the average yield from 6.39% for the three months ended September 30, 1997 to 6.15% for the three months ended September 30, 1998. The decrease in interest income on mortgage-backed securities for the nine months ended September 30, 1998 resulted from a 25 basis point decline in the average yield on mortgage-backed securities. for the nine months ended September 30, 1998.

                  Interest earned on investment securities was $695,000 and $1.9 million for the three and nine months ended September 30, 1998, respectively, compared to $588,000 and $2.0 million for the three and nine months ended September 30, 1997, respectively. The increase of $106,000, or 18.1%, for the three months ended September 30, 1998 was mainly the result of an increase in the average balance of investments of $7.1 million, or 16.3%, for the three months ended September 30, 1998. The decrease of $76,000, or 3.8%, for the nine months ended September 30, 1998 was mainly the result of a decrease in the average balance of investment securities of $2.2 million, or 4.5%, for the nine months ended September 30, 1998. The increase in investment securities during the quarter ended September 30, 1998 resulted from the investment of funds held in short term deposits at June 30, 1998 into higher yielding investment securities.

                  Interest income on interest-bearing deposits increased $35,000, or 27.4%, and increased $252,000, or 60.8%, during the three and nine months ended September 30, 1998, respectively. The increase in both instances resulted from an increase in the average balance of interest-bearing deposits. For the three and nine months ended September 30, 1998, the average balance of interest-bearing deposits increased $3.0 million, or 32.5%, and $6.6 million, or 64.3%, respectively. The increase in interest-bearing deposits resulted primarily from management's decision to invest excess funds into short-term interest bearing deposits during the first two quarters of 1998 while longer term investments opportunities were evaluated.

                  INTEREST EXPENSE. Interest expense on savings deposits decreased $24,000, or 2.3%, to $1.05 million for the three months ended September 30, 1998 from $1.07 million for the three months ended September 30, 1997. The decline in interest expense was the result of a $1.4 million, or 1.5%, decrease in the average balance of deposits, which was partially offset by the decrease in the average cost of deposits from 4.48% for the three months ended September 30, 1997 to 4.44% for the three months ended September 30, 1998. The decline in deposits was mainly attributable to increased competition in the Company's market place and also reflected management's decision to compete less aggressively on rates.

                  Interest expense on savings deposits decreased $192,000, or 5.8%, to $3.1 million for the nine months ended September 30, 1998 from $3.3 million for the nine months ended September 30, 1997. The decline in interest expense on savings deposits was the result of a $3.6 million, or 3.7%, decrease in the average balance of deposits. The average cost of deposits increased between the two periods with an average rate of

4.41% for the nine months ended September 30, 1998 compared to 4.38% for the nine months ended September 30, 1997.

                  Interest expense on borrowed money increased $158,000 and $379,000 for the three and nine ended September 30, 1998, respectively. Interest expense on reverse repurchase agreements increased $37,000, or 44.6%, to $120,000 for the three months ended September 30, 1998 from $83,000 for the three months ended September 30, 1997. The increase in interest expense was the result of a $2.9 million, or 45.0%, increase in the average balance of reverse repurchase agreements, partially offset by a decline in the average cost of reverse repurchase agreements from 5.12% for the three months ended September 30, 1997 to 5.10% for the three months ended September 30, 1998.

                  Interest expense on reverse repurchase agreements increased $77,000, or 28.6%, to $347,000 for the nine months ended September 30, 1998 from $269,000 for the nine months ended September 30, 1997. The increase in interest expense on reverse repurchase agreements was the result of a $1.8 million, or 24.9%, increase in the average balance of reverse repurchase agreements. The average cost of reverse repurchase agreements increased between the two periods with an average rate of 5.10% for the nine months ended September 30, 1998 compared to 4.94% for the nine months ended September 30, 1997.

                  Interest expense on FHLB advances was $122,000 and $301,000 for the three and nine months ended September 30, 1998, respectively. The Company had no FHLB advances during the three and nine months ended September 30, 1997. The average balance on FHLB advances was $10.0 million and $9.1 million for the three and nine months ended September 30, 1998, respectively. The average cost of advances was 4.88% for the three month period and 4.81% for the nine month period ending September 30, 1998. The Company borrowed funds from the FHLB primarily for interest rate risk management purposes.

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

                  During the quarter ended September 30, 1998, the Company did not increase the allowance for loan losses due to the decline in loans receivable. The loan loss provision was $29,000 for the quarter ending September 30, 1997 and $17,000 and $59,000 for the nine months ended September 30, 1998 and September 30, 1997, respectivley.

                  The Company's allowance for loan losses was $446,000, or .89%, of loans outstanding at September 30, 1998 compared to $436,000, or .72%, of loans outstanding at December 31, 1997. The Company's level of net loans charged-off during the quarter ended September 30, 1998 was $2,000, which represented a minimal percentage of average loans outstanding. Based on current levels in the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at September 30, 1998.

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

                  NONINTEREST INCOME. Noninterest income was $53,000 for the three months ended September 30, 1998 compared to $55,000 for the three months ended September 30, 1997. Noninterest income was $158,000 for the nine months ended September 30, 1998 compared to $184,000 for the nine months ended September 30, 1997. The decrease in noninterest income for the nine months ended September 30, 1998 resulted from the $20,000 gain recognized from the sale of investment securities available for sale and from the $18,000 received from state income tax refunds for prior years during the nine months ended September 30, 1997. The decrease was partially offset by a $16,000 increase in other fee income during the nine months ended September 30, 1998.

                  NONINTEREST EXPENSE. Noninterest expense decreased $325,000, or 33.6%, for the three months ended September 30, 1998, and $418,000, or 18.0%, for the nine months ended September 30, 1998. The decrease in noninterest expense for the three and nine months ended September 30, 1998 resulted from a $33,000 and $58,000 decrease in occupancy expense and a $301,000 and $425,000 decrease in compensation expense, respectively. The decrease in compensation expense for both periods primarily resulted from accelerated vesting of management recognition shares during the period ending September 30, 1997. The accelerated vesting of management recognition shares due to the death of one of the Bank's directors caused the Bank to recognize an expense of $277,000 for the quarter ended September 30, 1997. The remainder of the fluctuation in compensation expense for the nine months ended September 30, 1998 was attributable to the termination of the Directors Emeritus Program during the quarter ended June 30, 1998. The decline in occupancy expense is due to the impact of the Carbondale branch closure in 1997.

                  INCOME TAX EXPENSE. Income tax expense for the three and nine months ended September 30, 1998 was $116,000 and $397,000, respectively, compared to income tax expense of $19,000 and $321,000 for the three and nine months ended September 30, 1997, respectively. The Company's effective tax rate for the three and nine months ended September 30, 1998 was 30.3% and 30.2%, respectively, compared to 10.9% and 26.2% for the three and nine months ended September 30, 1997, respectively. The reduced tax rates in 1997 were mainly attributable to the $105,000 tax benefit associated with the accelerated vesting of management recognition shares recognized in the quarter ended September 30, 1997. Before recognizing the effect of the accelerated vesting of management recognition shares, the Company's effective tax rate for the three and nine months ended September 30, 1997 was 27.4% and 28.4%, respectively. The effective tax rate for each period was below the statutory rate of 34% due to the Company's investment in tax exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary sources of funds consist of deposits, reverse repurchase agreements, FHLB advances, repayments and prepayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit base. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest in other interest-bearing assets, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the remainder of 1998.

                  A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At September 30, 1998, cash and cash equivalents totaled $10.5 million.

                  The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the nine months ended September 30, 1998, purchases of investment securities and mortgage-backed securities totaled $65.6 million and $15.4 million, respectively, while loan originations totaled $5.6 million. These investments were funded primarily from loan and mortgage-backed security repayments of $22.7 million and investment securities sales and maturities of $56.6 million.

                  Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow additional funds from the Federal Home Loan Bank (FHLB). At September 30, 1998, the Company had $10.0 million in outstanding advances from the FHLB.

                  At September 30, 1998, the Company exceeded all of its regulatory capital requirements. The Company and the Company's subsidiary banks actual and required capital amounts and ratios as of September 30, 1998 are as follows:



                                                                      Actual           Capital Requirements
                                                           ----------------------------------------------------
(Dollars in thousands)                                       Amount         Ratio        Amount       Ratio
----------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets):
        Company                                             $23,053         46.2%        3,996        8.00%
        Chester National Bank                               $19,252         45.3%        3,397        8.00%
        Chester National Bank of Missouri                     3,263         49.2%          530        8.00%
Tier 1 capital (to risk-weighted assets):
       Company                                              $22,608         45.3%        1,998        4.00%
       Chester National Bank                                $18,887         44.5%        1,699        4.00%
       Chester National Bank of Missouri                      3,183         48.0%          265        4.00%
Tier 1 capital (to average assets):
       Company                                              $22,608         15.8%        4,295        3.00%
       Chester National Bank                                $18,887         14.7%        3,843        3.00%
       Chester National Bank of Missouri                      3,183         25.4%          376        3.00%




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

YEAR 2000 ISSUES

         In the next fifteen months, many companies, including financial institutions such as the Company, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. In 1997, the Company began the process of identifying the many software applications and hardware devices expected to be impacted by this issue. The Company outsources its principal data processing activities to a third party, and purchases most of its software applications from third party vendors. The Company believes that its vendors are actively addressing the problems associated with the "Year 2000" issue. While the Company expects that effort on the part of current employees will be required to continue to monitor "Year 2000" activities, the Company does not expect the costs of addressing these issues in a timely manner will have a material impact on the Company's financial position or on its results of operations. The Company has completed the assessment phase and is currently in the testing phase. Management expects to complete contingency planning by December 31, 1998.

IMPACT OF NEW ACCOUNTING STANDARDS

DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         In June 1997, the FASB issued SFAS 131 which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 is a disclosure requirement that will have no effect on the Company's financial condition or results of operations.

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

NONPERFORMiNG ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.



                                                          At September 30,  At December 31,
                                                                  1998          1997
                                                          ----------------  --------------
                                                                (Dollars in Thousands)
                                                          --------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate
         Residential real estate                                   $111          $ 27
         Commercial                                                 --            --
         Consumer                                                     9            10
                                                                   ----          ----
               Total                                                120            37
                                                                   ----          ----

Accruing loans which are contractually past due 90 days or more:
         Residential real estate                                    --            --
         Commercial                                                 --            --
         Consumer                                                   --            --
                                                                   ----          ----
                Total                                               --            --
                                                                   ----          ----
Total non-performing loans                                          120            37

Real estate acquired by foreclosure, net                            117            38
                                                                   ----          ----
         Total non-performing assets                               $237          $ 75
                                                                   ====          ====


         Total non-performing loans to net loans                   0.24%         0.06%
                                                                   ====          ====

         Total allowance for loan losses to
           non-performing loans                                  371.55         1159.97%
                                                                 ======         =======
          Total non-performing assets to total assets              0.17%           0.06%
                                                                 ======         =======



PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

         Neither the Company nor the Banks are a party to any material legal proceedings at this time. From time to time, the Banks are involved in various claims and legal actions arising in the ordinary course of business.

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

                   Chester Bancorp, Inc.

                   By: /s/ Michael W. Welge
                       ------------------------------------------
                       Michael W. Welge
                       Chairman of the Board, President and Chief
                                        Financial Officer
                                   (Duly Authorized Officer)
Dated:  November 3, 1998

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