Form 10-K
period 1998-12-31
CHESTER BANCORP INC
filed 1999-03-31
CIK 1010838

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


For the Fiscal Year Ended December 31, 1998

                                       OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the transition period from               to
                                -------------    ------------------

                        Commission File Number: 000-21167

                              CHESTER BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            37-1359570
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)
                   1112 State Street, Chester, Illinois 62233
                    (Address of Principal Executive Offices)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO
                                       ---    ---


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price February 1, 1999, as reported by the Nasdaq National Market, was approximately $14,382,505.

         As of February 1, 1999 there were 2,182,125 shares issued, of which 1,472,988 shares were outstanding, of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1998, are incorporated by reference in Part I and Part II.

         Portions of the registrant's proxy statement for its April 2, 1999, annual meeting of stockholders (the "1999 Proxy Statement") are incorporated by reference in Part III.

                                     PART I

ITEM 1.    Business

This annual report on Form 10-K contains forward-looking statements regarding the Company, its business, prospects and results of operations that involve risks and uncertainties. The Company's actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere throughout this annual report and on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that my affect the Company's business, prospects and results of operations.

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

         The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by the Banks and are not paid separate remuneration for such services. The Company reimburses the Banks for the use of their personnel. At December 31, 1998, the Company had total consolidated assets of $142.8 million, total consolidated deposits of $99.4 million, and consolidated stockholders' equity of $21.7 million. The Company's principal office is located at 1112 State Street, Chester, Illinois 62233 and its telephone number is (618) 826-5038.

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

         Chester National Bank conducts its business from its main office and three full-service branches located in Pinckneyville, Sparta, and Red Bud, Illinois. Chester National Bank's principal executive office is located at 1112 State Street, Chester, Illinois, and its telephone number at that address is
(618) 826-5038. Chester National Bank of Missouri conducts its business from its main office in Perryville and one Loan Production Office in Cape Girardeau, Missouri. Chester National Bank of Missouri's principal executive office is located at 1010 N. Main, Perryville, Missouri 63775, and its telephone number at that address is (573)-547-7611. The Banks' deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") and the Banks are regulated by the Office of the Comptroller of the Currency ("OCC").

         The Banks primarily engage in the business of attracting retail deposits from the general public in the Banks' respective market areas and using such funds together with borrowings and funds from other sources to primarily originate mortgage loans secured by one- to four-family residential real estate. The Banks also originate consumer loans, commercial real estate loans, land loans, and multi-family loans. At December 31, 1998, the Banks' gross loan portfolio totaled $48.7 million, of which 75.6% were one- to four-family residential mortgage loans, 7.1% were consumer loans, 12.4% were commercial real estate and multi-family loans, and 3.9% were commercial loans. In addition, the Banks have maintained a significant portion of their assets in marketable securities. The Banks' investment portfolios have been weighted toward United States Treasury and agency securities. The portfolios also have included a significant amount of tax exempt state and municipal securities. In addition, the Banks have invested in mortgage-backed securities to supplement their lending operations. Investment and mortgage-backed securities totaled $52.6 million and $21.9 million, respectively, at December 31, 1998.


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

         The economy in southwestern Illinois is historically based in coal mining and agriculture, although both industries have declined in recent decades. The decline of mining employment has had a significant adverse impact on the economy of the market area, particularly in Randolph and Perry counties, Illinois. Loan demand in these counties has been limited as unemployment is high and the population has been declining. The Perryville market is rural and small, and economic stability is supported by its largest employer, Gilster-Mary Lee. The economic environment in Perryville has generally been more favorable than Randolph and Perry Counties, Illinois.



Lending Activities

         GENERAL. The principal lending activity of the Banks is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. To a significantly lesser extent, the Banks also originate multi-family, commercial real estate, land and consumer loans. The Banks' net loans receivable totaled $48.2 million at December 31, 1998, representing 33.8% of total assets.

         LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Banks' consolidated loan portfolio by type of loan and type of security as of the dates indicated. The Banks had no concentration of loans exceeding 10% of total loans other than as set forth below.






                                                                              At December 31,
                                          --------------------------------------------------------------------------
                                                 1998                           1997                   1996
                                             -----------                     -----------           ------------

                                            Amount         Percent  Amount         Percent    Amount         Percent
                                            ------         -------  ------         -------    ------         -------
                                                                         (Dollars in Thousands)
Type of Loan:
Commercial loans: ...................     $  1,874           3.85%  $  2,527           4.15%  $    279          0.51%
Mortgage loans:
  Conventional ......................       37,600          77.28     47,438          77.89     44,064         79.62
  FHA ...............................          133           0.27        162           0.27        251          0.45
  Commercial ........................        5,457          11.22      5,082           8.34      4,606          8.32
  Construction ......................          115            .24      1,002           1.65        197          0.36
                                          --------         ------   --------         ------   --------        ------
    Total mortgage loans ............       43,305          89.01     53,684          88.15     49,118         88.75
                                          --------         ------   --------         ------   --------        ------
Consumer loans:
  Automobile ........................          751           1.54      1,102           1.81      1,642          2.97
  Home improvement ..................          981           2.02      1,402           2.30      1,334          2.41
  Credit cards ......................          805           1.65        999           1.64        982          1.77
  Savings account ...................          352           0.72        418           0.69        513          0.93
  Other .............................          587           1.21        767           1.26      1,474          2.66
                                          --------         ------   --------         ------   --------        ------
    Total consumer loans ............        3,476           7.14      4,688           7.70      5,945         10.74
                                          --------         ------   --------         ------   --------        ------
    Total loans .....................       48,655         100.00%    60,899         100.00%    55,342        100.00%
                                                           ======                    ======                   ======


Less:
  Loans in process ..................            9                        41                        95
  Deferred fees (costs) and discounts          (12)                      (46)                       21
  Allowance for losses ..............          449                       436                       384
      Loans receivable, net .........     $ 48,209                  $ 60,468                  $ 54,842
                                          ========                  ========                  ========


Type of Security:
Residential real estate:
  One- to four-family ...............     $ 36,798          75.63%  $ 47,173          77.46%  $ 42,808         77.36%
  Multi-family ......................          597           1.23        706           1.16        819          1.48
Commercial real estate ..............        5,457          11.22      5,082           8.34      4,606          8.32
Commercial loans ....................        1,874           3.85      2,527           4.15        279          0.50
Agriculture and land ................          453            .93        723           1.19        885          1.60
Consumer loans ......................        3,476           7.14      4,688           7.70      5,945         10.74
                                          --------                    ------                    ------
    Total loans .....................       48,655         100.00%    60,899         100.00%    55,342        100.00%
                                                           ======                    ======                   ======


Less:
  Loans in process ..................            9                        41                        95
  Deferred fees (costs) and discounts          (12)                      (46)                       21
  Allowance for losses ..............          449                       436                       384
                                          --------                  --------                  --------
  Loans receivable, net .............     $ 48,209                  $ 60,468                  $ 54,842
                                          ========                  ========                  ========

         RESIDENTIAL REAL ESTATE LENDING. The primary lending activity of the Banks is the origination of mortgage loans to enable borrowers to purchase or refinance existing one- to four-family homes. Management believes that this policy of focusing on one- to four-family residential mortgage loans located in its market area has been successful in contributing to interest income while keeping credit losses low. At December 31, 1998, $36.8 million, or 75.6% of the Banks' gross consolidated loan portfolio, consisted of loans secured by one- to four-family residential real estate. The average principal balance of the loans in the Banks' one- to four-family portfolio was approximately $33,667 at December 31, 1998. The Banks presently originate for retention in their portfolio both adjustable rate mortgage ("ARM") loans with terms of up to 25 years and fixed-rate mortgage loans with terms of up to 20 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At December 31, 1998, $11.5 million, or 23.7% of the Banks' gross loans, were subject to periodic interest rate adjustments.

         The loan fees charged, interest rates and other provisions of the Banks' ARM loans are determined by the Banks based on their own pricing criteria and competitive market conditions. The Banks originate one-year ARM loans secured by owner-occupied residences whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.75% above the one-year or, occasionally the three-year, constant maturity United States Treasury ("CMT") index. The Banks occasionally offer ARM loans with initial rates below those which would prevail under the foregoing terms, determined by the Banks based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At December 31, 1998, the initial interest rate on ARM loans offered by the Banks ranged from 6.75% to 7.50% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Banks' ARM loans is generally 2% per year and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

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

         The retention of ARM loans in the Banks' consolidated loan portfolio helps reduce the Banks' exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Banks generally provide, as a marketing incentive, for initial rates of interest below the rate which would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default or delinquency.

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

         COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING: Historically, the Banks have engaged in limited amounts of commercial real estate and multi-family lending. At December 31, 1998, commercial real estate loans aggregated $5.5 million, or 11.2% of the total consolidated loan portfolio and multi-family loans aggregated $597,000 or 1.2% of the total consolidated loan portfolio. The principal balance of such loans in the Banks' consolidated loan portfolio ranged from approximately $2,200 to $800,000 at December 31, 1998. Substantially all of these loans are secured by properties located in the Banks' market area. Such properties include churches, a library, golf courses and professional offices. Of this amount, approximately $384,000 or 0.8% were secured by churches. Commercial real estate and multi-family loans are generally made for balloon terms of 5 to 10 years with a maximum amortization of 20 years.

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

         CONSTRUCTION LENDING. The Banks originate residential construction loans to individuals to construct one- to four-family homes. The Banks generally do not originate speculative construction loans (i.e., loans to builders to construct homes for which there are no contracts for sale in place). At December 31, 1998, construction loans totaled $115,000, or .2% of the gross consolidated loan portfolio.

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

         AGRICULTURE AND LAND LENDING. The Banks originate loans secured by farm residences and combinations of farm residences and farm real estate. The Banks also originate loans for the acquisition of land upon which the purchaser can then build. At December 31, 1998, the agriculture and land consolidated loan portfolio totaled $453,000 or .9% of total loans, substantially all of which were secured by properties located in the Banks' market area. Agriculture and land loans are generally made for the same terms and at the same interest rates as those offered on commercial real estate and multi-family loans, with a loan-to-value ratio which is generally limited to 75%.

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

         COMMERCIAL BUSINESS LENDING. The Banks became active in the origination of small commercial business loans in order to diversify their credit risk and increase the average yield and repricing speed of their interest-earning assets. At December 31, 1998, the commercial business loans aggregated $1.9 million, or 3.9% of the total loan portfolio. The principal balance of such loans in the Banks' loan portfolio ranged from approximately $2,000 to $340,000 at December 31, 1998. Substantially all of these loans were made with borrowers located within the Banks' market area. Such loans are generally secured by equipment, inventory, stock, and professional offices. Commercial business loans are generally made for one year or less, with the rate tied to prime, repricing accordingly.

         CONSUMER AND OTHER LOANS. The Banks offer a variety of secured or guaranteed consumer loans, including automobile loans, home improvement loans, unsecured loans and loans secured by savings deposits. Consumer loans are made at fixed interest rates and for varying terms. At December 31, 1998 the Banks' consumer loans totaled $3.5 million, or 7.1% of total loans. The Banks view consumer lending as an important component of their business operations because consumer loans generally have shorter terms and higher yields than one- to four-family real estate loans, thus reducing exposure to changes in interest rates. In addition, the Banks believe that offering consumer loans helps to expand and create stronger ties to their customer base.

         The largest category of consumer loans in the Banks' portfolio consists of home improvement loans. At December 31, 1998, home improvement loans totaled $981,000, or 2.0% of the Banks' total consolidated loan portfolio. The Banks' home improvement loans are secured by the borrower's principal residence. The maximum amount of a home improvement loan is generally 80% of the appraised value of a borrower's real estate collateral less the amount of any prior mortgages or related liabilities. With respect to substantially all home improvement loans, the Banks hold the first mortgage on the borrower's residence. Home improvement loans are approved with fixed interest rates which are determined by the Banks based upon market conditions. Such loans may be fully amortized over the life of the loan or have a balloon feature. The maximum term for a home improvement loan is five years.

         The Banks began offering proprietary VISA credit cards during 1993 and, at December 31, 1998, there were 990 credit card accounts with a total balance of $805,000. This program has been offered to residents of the Banks' primary market area but card recipients need not otherwise be customers of the Banks. The VISA card program currently provides an individual borrowing limit of $3,500 or less, a fixed rate of interest of 12.9% and a "rebate" feature. The Banks may alter the general terms of this program as they seek to expand their credit card program.

         The third largest category of consumer loans in the Banks' portfolio consists principally of direct loans secured by automobiles. The Banks generally do not originate loans secured by recreational vehicles. At December 31, 1998, consumer loans secured by automobiles totaled $751,000, or 1.5% of the Banks' total consolidated loan portfolio. Automobile loans are offered with maturities of up to 60 months for new automobiles and up to 48 months for used automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile and will be made based on amounts as set forth in the NADA "bluebook."

         The Banks had $99,000, or .2% of total loans in unsecured consumer loans at December 31, 1998. These loans are made for a maximum of 30 months or less with fixed rates of interest and are offered primarily to existing customers of the Banks.

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

         MATURITY OF CONSOLIDATED LOAN PORTFOLIO. The following table sets forth at December 31, 1998 certain information regarding the dollar amount of loans maturing in the Banks' portfolio based on their contractual terms to maturity. Demand loans (loans having no stated repayment schedule and no stated maturity) and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, and allowance for loan losses.






                                       During the Year          After            After       After
                                     Ending Decmber 31,         3 Years          5 Years     10 Years
                                     ------------------         Through          Through     Through       Beyond
                                  1999       2000      2001     5 Years          10 Years    15 Years      15 Years    Total
                                  ----       ----      ----     -------          --------    --------      --------    -----
                                                                (In Thousands)
Commercial loans                 $ 1,466      $ 165       $  6            $  55       $  63         $   -       $ 119      $1,874
Real estate mortgage........         106         99        689            5,697      10,956         8,943      11,243      37,733
Commercial real estate......         636        308        318              869       1,782           893         651       5,457
Construction................         115          -          -                -           -             -           -         115
Home improvement............         113        108        166              428         166             -           -         981
Automobile..................         101        203        211              236           -             -           -         751
Credit cards................         805          -          -                -           -             -           -         805
Other.......................         669        116         98               49           7             -           -         939
                                 -------      -----    -------          -------    --------       -------    --------    --------
   Total loans..............     $ 4,011      $ 999    $ 1,488          $ 7,334    $ 12,974       $ 9,836    $ 12,013    $ 48,655
                                 =======      =====    =======          =======    ========       =======    ========    ========



         The following table sets forth the dollar amount of all loans due after December 31, 1999 which have fixed interest rates and have floating or adjustable interest rates.



                                                                      Fixed                           Floating- or
                                                                      Rates                         Adjustable-Rates
                                                                      -----                         ----------------

                                                                                    (In Thousands)

Commercial loans                                                      $    139                           $    269
Real estate mortgage.............................                       29,234                              7,343
Commercial real estate...........................                        3,059                              2,812
Construction.....................................                            -                                  -
Home improvement.................................                          868                                  -
Automobile.......................................                          650                                  -
Credit cards.....................................                            -                                  -
Other............................................                          270                                  -
                                                                      --------                           --------
   Total.........................................                     $ 34,220                           $ 10,424
                                                                      ========                           ========



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

         LOAN SOLICITATION AND PROCESSING. Loan applicants come primarily from walk-in customers including previous and present customers of the Banks and to a lesser extent referrals by real estate agents. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a Board-approved independent fee appraiser who is certified by the State of Illinois and the State of Missouri.

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

         LOAN ORIGINATIONS, SALES AND PURCHASES. During the years ended December 31, 1998, 1997 and 1996, the Banks' total loan originations were $10.2 million, $20.7 million, and $11.0 million, respectively. While the Banks originate both adjustable-rate and fixed-rate loans, their ability to generate each type of loan depends upon relative customer demand for loans in their market.

         Consistent with their asset/liability management strategy, the policy of the Banks has been to retain in their portfolio nearly all of the loans that they originate. Any loan sales are generally made without recourse to the Banks.

         The Banks have processed loans through their Cape Girardeau loan production office, however, such loans are funded by the purchaser of the loan at closing and closed in the name of such purchaser. During the years ended December 31, 1998, and 1997 the Cape Girardeau Loan Production Office processed $6.2 million, and $911,800, respectively, of such loans for which the Bank received fees of $51,000, and $19,000, respectively.

The following table shows total loans originated and repaid during the periods indicated. No loans were purchased or sold during the periods indicated.




                                                                Year Ended December 31,
                                                                -----------------------

                                                      1998              1997                1996
                                                      ----              ----                ----
                                                                   (In Thousands)

Total loans at beginning
  of period.............................             $60,468          $54,842              $57,021
                                                     -------          -------              -------

Loans originated:
  Commercial loans                                    1,479            2,323                  623
  Single-family residential.............              4,232           12,389                5,284
  Commercial real estate................              2,556            1,957                    0
  Construction loans....................                175            1,655                  699
  Agriculture and land..................                102              202                  191
  Consumer..............................              1,677            2,181                4,220
                                                    -------          -------              -------
    Total loans originated..............             10,221           20,707               11,017
                                                     ------           ------               ------

Loan principal repayments...............             22,291           15,085               13,249

Increase (decrease) in
  other items, net......................               (189)               4                   53
                                                      ------             ---                 ----

Total loans at
  end of period.........................            $48,209          $60,468              $54,842
                                                    =======          =======              =======



         LOAN COMMITMENTS. The Banks issue, without fee, commitments for one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and at a specified interest rate and are honored for up to three months from the date of loan approval. At December 31, 1998, the Banks had outstanding commitments to originate residential loans of approximately $902,000, all of which were at fixed rates. In addition, the Banks had commitments to fund commercial loans and outstanding credit lines of approximately $940,000 and $1,551,000, respectively, at December 31, 1998. Commitments to extend credit may involve elements of interest rate risk in excess of the amount recognized in the consolidated balance sheets. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Banks since the time the commitment was made.

         LOAN ORIGINATION AND OTHER FEES. The Banks, in some instances, receive loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Banks is generally up to 1.0% for mortgage loans and construction loans. Current accounting standards require that origination fees received (net of certain loan origination costs) for originating loans be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Banks had $12,000 of net deferred loan costs at December 31, 1998.



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

         Consumer loan collection procedures are substantially the same as those for mortgage loans. In most cases, delinquencies are cured promptly; however, if, by the 120th day of delinquency the delinquency has not been cured, the Banks begin legal action to repossess the collateral. At the 120th day of delinquency, the Bank charges off the full principal amount of the loan.

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



                                                                     At December 31,
                                     ------------------------------------------------------------------------------
                                                1998                     1997                      1996
                                     ------------------------------------------------------------------------------

                                                     Percentage                Percentage                Percentage
                                      Principal       of Gross  Principal      of Gross    Principal       of Gross
                                       Balance         Loans     Balance         Loans      Balance         Loans
                                     ---------       --------   --------       ---------   ---------     ----------
                                                                (Dollars in Thousands)
Loans delinquent for:
  30 - 59 days...............        $   412            .85%     $   963          1.58%       $ 757           1.37%
  60 - 89 days...............            709           1.46          423           .70          186            .34
                                         ---           ----          ---           ---          ---            ---
                                      $1,121           2.31%      $1,386          2.28%       $ 943           1.71%
                                      ======           =====      ======          =====       =====           =====

         The following table sets forth information with respect to the Banks' non-performing assets at the dates indicated. The Banks have no restructured loans within the meaning of SFAS No. 15 at any of the dates indicated.


                                                                   At December 31,
                                                     ---------------------------------------


                                                        1998           1997           1996
                                                     -----------    -----------    ----------

                                                               (Dollars in Thousands)

Non-performing loans:
Loans accounted for on a non-accrual basis:
  Real Estate:
    Residential ...............................         $150          $ 27          $ 11
    Commercial ................................           --            --            14
  Consumer ....................................            6            10            54
                                                        -------    --------        -------
    Total .....................................          156            37            79
                                                        -------    --------        -------

Accruing loans which are contractually past due
90 days or more:
Residential real estate .......................           --            --            --
Consumer ......................................           --            --            --
                                                        -------    --------        -------
    Total .....................................           --            --            --
                                                        -------    --------        -------


    Total non-performing loans ................          156            37            79

Real estate acquired by
  foreclosure, net ............................          128            38           117
                                                        -------    --------        -------
Total non-performing assets ...................         $284          $ 75          $196
                                                        ======     ========        =======


Total non-performing loans to
  net loans ...................................           0.32%       0.06%          0.14%
                                                        -------    --------        -------

Total allowance for loan losses
  to non-performing loans .....................         287.41%    1159.97%        485.74%
                                                        -------    --------        -------


Total non-performing assets to
  total assets ................................            .20%        .06%           .13%
                                                        -------    --------        -------

         At December 31, 1998, Management of the Banks was unaware of any material loans not disclosed in the above table but where known information about possible credit problems of the borrowers caused management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms at that date and which may result in future inclusion in the non-performing assets category.

         REAL ESTATE ACQUIRED BY FORECLOSURE. The Banks had $128,000 in real estate acquired by foreclosure at December 31, 1998, which consisted of five separate pieces of property.

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

         The aggregate amounts of the Banks' classified assets including assets designated special mention and general and specific loss allowances at the dates indicated, were as follows:

                                                                                At December 31,

                                                                 1998             1997                1996
                                                                 ----             ----                ----
                                                                             (In Thousands)

Loss...............................................              $ --               $ --                $  8
Doubtful...........................................                56                 --                  15
Substandard .......................................               507                373                 184
Special mention....................................                 7                  7                  --
                                                                 ----               ----                ----
  Total............................................              $570               $380                $207
                                                                 ====               ====                ====


                                                                 $449               $436                $376
General loss allowances............................
Specific loss allowances...........................                --                 --                   8
                                                                 ----               ----                ----
  Total loss allowances............................              $449               $436                $384
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

         The allowance for loan losses is maintained to cover losses inherent in the loan portfolio. Management reviews the adequacy of the allowance at least quarterly based on management's assessment of numerous factors, including, but not necessarily limited to, general economic conditions, consolidated loan portfolio composition, prior loss experience, and independent appraisals. In addition to the allowance for estimated losses on identified problem loans, an overall unallocated allowance is established to provide for unidentified credit losses. In estimating such losses, management considers various risk factors including geographic location, loan collateral, and payment history. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.

         At December 31, 1998, the Banks had an allowance for loan losses of $449,000. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the consolidated portfolio. Although management believes that it uses information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

         While the Banks believe the existing allowance for loan losses is adequate, there can be no assurance that regulators, in reviewing the Banks' loan portfolio, will not request the Banks to increase significantly their allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Banks' financial condition and results of operations.

         The following table sets forth an analysis of the Banks' allowances for loan losses for the periods indicated.



                                                     Year Ended December 31,
                                            ----------------------------------------
                                            1998             1997              1996
                                           --------       ---------         --------
                                                  (Dollars in Thousands)



Allowance at beginning of period           $ 436             $ 384             $ 390

Provision for loan losses ......              17                98                33
Recoveries .....................              24                21                 3

Charge-offs:
  Residential real estate ......              (9)               (6)               --
  Commercial real estate .......              --                (8)               --
  Consumer .....................             (19)              (53)              (42)
                                           -----             -----             -----
    Total charge-offs ..........             (28)              (67)              (42)
                                           -----             -----             -----
  Allowance at end of period ...           $ 449             $ 436             $ 384
                                           =====             =====             =====


Ratio of allowance to total
  loans outstanding at                      0.92%             0.72%             0.70%
  the end of the period.........           =====             =====             =====


Ratio of net charge-offs to
  average loans outstanding                 0.01%             0.08%             0.07%
  during the period ............            =====             =====             =====


         The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. The portion of the allowance to each loan category does not necessarily represent the total available for losses within that category since the total allowance applies to the entire loan portfolio. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.




                                                                       At December 31,
                          ---------------------------------------------------------------------------------------------------------
                                        1998                                1997                               1996
                          ---------------------------------------------------------------------------------------------------------

                                        As a %       % of                  As a %        % of                  As a %      % of
                                        of Out-      Loans in              of Out-       Loans in              of Out-     Loans in
                                        standing     Category              standing      Category              standing    Category
                                        Loans in     to Total              Loans in      to Total              Loans in    to Total
                          Amount        Category      Loans    Amount      Category      Loans    Amount       Category    Loans
                          ------        --------      -----    ------      --------      -----    ------       --------    -----

                                                                 (Dollars in Thousands)
Real estate - mortgage:
 Residential ........       $278           .74%       76.9%     $250           .52%       78.6%     $236           .54%       78.9%
 Commercial .........         80          1.47        11.2        68          1.34         8.3        69          1.50         8.3
Commercial ..........         47          2.51         3.9        61          2.41         1.2         8          2.87          .5
 Agriculture and ....          5          1.10         0.9         5           .69         1.2         5           .56         1.6
land
Consumer ............         39          1.12         7.1        52          1.11         7.7        66          1.11        10.7
                            ----                     -----      ----                     -----      ----                     -----
  Total allowance for
   loan losses ......       $449                     100.0%     $436                     100.0%     $384                     100.0%
                            ====                     =====      ====                     =====      ====                     =====


INVESTMENT ACTIVITIES

         GENERAL. The Banks' policies generally limit investments to U.S. Government and agency securities, certificates of deposit in other financial institutions and municipal bonds, and mortgage-backed securities. All of the Banks' investment securities are subject to market risk insofar as increase in market rates of interest may cause a decrease in their market value. Investment decisions are made by the Company's Chairman, President and Chief Financial Officer Michael W. Welge and reported at the monthly Board of Directors' meetings.

         At December 31, 1998, the Banks' investment portfolio and mortgage-backed security portfolio totaled $90.1 million and consisted principally of United States Government and agency obligations, mortgage-backed securities, certificates of deposit in other financial institutions, municipal obligations, equity securities, interest-bearing deposits, Federal Home Loan Bank ("FHLB") Stock, and Federal Reserve Bank ("FRB") Stock. At December 31, 1998, the Banks' investment portfolio did not contain any securities of a single issuer (other than the United States Government and agencies thereof) which had an aggregate book value in excess of 10% of the Banks' equity at that date.

         As of December 31, 1998, the held to maturity investment portfolio of the Banks contained securities with an amortized cost of $40.1 million and a fair value of $40.3 million and consisted of United States agency obligations, municipal and state obligations and mortgage-backed bonds. At December 31, 1998, the Banks' investment securities available for sale portfolio consisted of U.S. Government obligations, mortgage-backed bonds, equity securities, stock in the FHLB, and stock in the FRB with an amortized cost of $12.5 million and a fair value of $12.5 million. At December 31, 1998, the Banks held no securities that were classified as trading securities.

         INVESTMENT STRATEGY. Historically, the Banks have maintained a substantial proportion of their assets in investments and mortgage-related securities. The objectives of these investments are to: (i) provide sufficient liquidity to fund the operational needs of the Banks, (ii) provide a stable base of income with minimal credit risk, (iii) invest those deposit funds in excess of the mortgage and consumer lending volumes available to the Banks in their market area, (iv) invest the deposit and reverse repurchase agreement funds attributable to Gilster-Mary Lee, and (v) generally assist in managing the interest rate risk of the Banks. The Banks invest in U.S. Government and U.S. Government agency securities, securities of U.S. Government-sponsored enterprises (e.g., Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC")), tax-exempt securities of states and municipalities, short-term interest-bearing deposits and federally insured certificates of deposits in other financial institutions, FHLB-Chicago stock, and mortgage-related securities (including mortgage-backed securities and collateralized mortgage obligations). The foregoing securities serve different functions within the context of the Banks' investment practices.

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

         The Banks have invested primarily in federal agency securities, principally FNMA, FHLMC and GNMA. The Banks also invest in collateralized mortgage obligations ("CMOs") that have fixed interest rates. At December 31, 1998, net mortgage-backed and related securities totaled $21.9 million, or 15.3% of total assets. At December 31, 1998, 5.0% of the mortgage-backed and mortgage related securities were adjustable-rate and 95.0% were fixed rate. The mortgage-backed securities portfolio had coupon rates ranging from 5.00% to 7.50% and had a weighted average yield of 6.14% at December 31, 1998. The estimated fair value of the Banks' mortgage-backed securities at December 31, 1998 was $21.9 million.

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

         CMOs generally have similar characteristics as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. The Banks held investment grade CMOs with a net carrying value of $10.6 million at December 31, 1998. CMOs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by United States Government agencies and government sponsored entities. At December 31, 1998, the Banks did not own any privately issued CMOs.

         Derivatives also include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Banks have not invested in, and currently do not intend to invest in, these "off balance sheet" derivative instruments, although the Banks' investment policies do not prohibit such investments. The Banks evaluate their mortgage-related securities portfolio quarterly for compliance with applicable regulatory requirements, including testing for identification of high risk investments. At December 31, 1998, the Banks did not have any derivatives or high risk securities.

         Of the Banks' $21.9 million mortgage-backed securities portfolio at December 31, 1998, $12.7 million with a weighted average yield of 6.18% had contractual maturities within ten years and $9.2 million with a weighted average yield of 6.07% had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Banks may be subject to reinvestment risk because, to the extent that the Banks' mortgage-backed securities amortize or prepay faster than anticipated, the Banks may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

         The following table sets forth the composition of the Banks' mortgage-backed securities portfolio at the dates indicated.


                                                                               At December 31,
                                                 --------------------------------------------------------------------------------
                                                           1998                      1997                     1996
                                                 --------------------------------------------------------------------------------
                                                 Carrying       Percent of   Carrying      Percent of   Carrying       Percent of
                                                   Value        Portfolio     Value        Portfolio      Value        Portfolio
                                                   -----        ---------     -----        ---------      -----        ---------
                                                                                (In Thousands)
Mortgage-backed securities:
   Available for sale (at
      fair value):
     GNMA ...............................       $ 1,878            8.59%    $   395            2.87%    $   450            2.83%
     FNMA ...............................         3,870           17.69       1,247            9.04       1,449            9.12
     FHLMC...............................         5,527           25.27          --           --             --           --
                                                -------          ------     -------          ------     -------          ------

      Total mortgage-backed
        securities available for sale ...        11,275           51.55       1,642           11.91       1,899           11.95
                                                -------          ------     -------          ------     -------          ------


   Held to maturity (at amortized cost):
     GNMA ...............................            --           --          1,170            8.49       1,335            8.40
     FNMA ...............................            --           --            101            0.73         124            0.78
     FHLMC ..............................            --           --          3,483           25.26       4,200           26.42
     Collateralized mortgage obligations         10,595           48.45       7,392           53.61       8,339           52.45
                                                -------          ------     -------          ------     -------          ------
       Total mortgage-backed
         securities held to maturity ....        10,595           48.45      12,146           88.09      13,998           88.05
                                                -------          ------     -------          ------     -------          ------
  Total mortgage-backed securities ......       $21,870          100.00%    $13,788          100.00%    $15,897          100.00%
                                                =======          ======     =======          ======     =======          ======


         The following table shows purchases, sales and repayments of mortgage-backed securities during the periods indicated.





                                                            Year Ended December 31,
                                              ---------------------------------------------------
                                                   1998               1997              1996
                                              ---------------------------------------------------
                                                                 (In Thousands)

Mortgage-backed securities, net,
  at beginning of period ..............         $ 13,788          $ 15,897          $ 15,413
Purchases .............................           17,125             3,331             2,981
Sales .................................             (250)               --                --
Repayments ............................           (8,919)           (5,513)           (2,519)
Increase (decrease) in other items, net              126                73                22
                                                --------          --------          --------
Mortgage-backed securities, net,
  at end of period ....................         $ 21,870          $ 13,788          $ 15,897
                                                ========          ========          ========





         The following tables set forth the composition of the Banks' investment portfolio at the dates indicated.



                                                                                     At December 31,
                                                  ----------------------------------------------------------------------------
                                                             1998                   1997                      1996
                                                  -----------------------   ------------------------   ------------------------
                                                  Carrying     Percent of    Carrying     Percent of    Carrying     Percent of
                                                    Value       Portfolio      Value       Portfolio      Value      Portfolio
                                                  ---------    -----------   ---------     ---------    ---------    ---------
                                                                              (Dollars in Thousands)

Investment securities:
   Available for sale (at fair value)-
     Securities of U.S. government .........       $ 3,014           4.4%     $17,509          32.0%     $11,475          16.4%
     Securities of U.S. agencies ...........         6,994          10.3           --          --             --          --
                                                   -------       -------      -------       -------      -------       --------
       Total investment securities
       available for sale ..................        10,008          14.7       17,509          32.0       11,475          16.4
                                                   -------       -------      -------       -------      -------       --------
   Held to maturity ( at amortized cost):
     Securities of U.S. agencies ...........        33,962          49.8       14,942          27.3       14,512          20.8
     Mortgage-backed bonds .................         1,258           1.8        2,634           4.8       10,912          15.6
     Securities of states and municipalities         4,896           7.2        7,657          14.0       10,830          15.5
                                                   -------       -------      -------       -------      -------       --------
       Total investment securities held to
        maturity ...........................        40,116          58.8       25,233          46.1       36,254          51.9
                                                   -------       -------      -------       -------      -------       --------
       Total investment securities .........        50,124          73.5       42,742          78.1       47,729          68.3

Interest-bearing deposits ..................         8,709          12.8        3,063           5.6        4,192           6.0
Federal funds sold .........................         5,788           8.5        6,395          11.7       16,000          22.9
Certificates of deposit ....................            95            .1          290            .6          888           1.3
Bankers acceptances ........................           994           1.4           --          --             --          --
Equity securities ..........................         1,302           1.9        1,172           2.2           --
FHLB stock .................................           801           1.2          622           1.1          622           0.9
FRB stocks .................................           405            .6          405            .7          411           0.6
                                                   ============================================================================

       Total investments ...................       $68,218         100.0%     $54,689         100.0%     $69,842         100.0%
                                                   ============================================================================



                                                                       At December 31, 1998
                                           -----------------------------------------------------------------------------------
                                                                    More than           More than
                                           One Year or Less       One to Five Years   Five to Ten Years    More than Ten Years
                                           ----------------       -----------------  -----------------    -------------------
                                                       Weighted           Weighted             Weighted             Weighted
                                         Carrying      Average  Carrying  Average   Carrying   Average     Carrying   Average
                                          Value         Yield    Value     Yield     Value      Yield       Value      Yield
                                          -----         -----    -----     -----     -----      -----       -----      -----

                                                                      (Dollars in Thousands)
Investment securities:
Available for sale (at fair value)-
    Securities of U.S. government......   $ 3,014        5.85%  $    --       --%     $    --     --%         $   --     --%
    Securities of U.S. agencies .......        --       --        6,994     6.06%          --     --%             --     --%
Held to maturity (at amortized cost):
   Securities of U.S. agencies ........    33,962        5.09%       --       --%          --     --%             --     --%
   Mortgage-backed bonds ..............     1,258        4.91%       --       --%          --     --%             --     --%
   Securities of states and
    municipalities(1) .................     1,169        6.25%    1,973     7.16%       1,754   8.19%             --     --%
                                          -------                 -----               -------                   ----
       Total investment securities ....   $39,403                $8,967                $1,754                    $--
                                          =======                ======                ======                   ====


(1) Tax exempt state and municipal securities are presented on a tax equivalent basis.

         U.S. GOVERNMENT AND AGENCY OBLIGATIONS. The Banks' portfolio of United States Government and agency obligations had a fair value of $43.9 million ($43.9 million at amortized cost) at December 31, 1998. The portfolio consisted of short to medium-term (up to ten years) securities, of which $10.0 million (at amortized cost) of U.S. Government obligations were held in the Banks' available for sale portfolio.

         MUNICIPAL BONDS. The Banks' municipal bond portfolio, which at December 31, 1998, totaled $5.1 million at estimated fair value ($4.9 million at amortized cost), was comprised primarily of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed only by revenues from the specific project being financed) issued by various housing authorities and public hospital, water and sanitation districts in various states. At December 31, 1998, general obligation bonds and revenue bonds totaled $3.0 million and $1.9 million, respectively. The bonds are purchased with laddered maturities of up to four years with an average principal amount of approximately $250,000. Most of the municipal bonds are rated by a nationally recognized statistical rating organization (e.g., Moody's or Standard and Poor's) and the unrated bonds have been purchased principally from local authorities. At December 31, 1998, the Banks' municipal bond portfolio was comprised of 49 bonds, the average principal amount of which was $100,000. At such date the weighted average life of the portfolio was approximately 3.8 years and had an weighted average coupon rate of 5.18%. At that date, the largest security in the portfolio was a revenue bond issued by a local government, with an amortized cost of $1.0 million and a fair value of $1.1 million. Because interest earned on municipal bonds is exempt from federal, and, in certain cases, state and local income taxes, the municipal bond portfolio has contributed to an effective income tax rate for the Banks below the federal tax rate and one that the Banks believe is below their peers.

         CERTIFICATES OF DEPOSIT. The Banks have invested in certificates of deposit at other banks with maturities of six months to five years and at December 31, 1998 had $95,000 million of such deposits. In order to obtain FDIC insurance coverage, these deposits are placed at various financial institutions throughout the United States by a broker in amounts less than $100,000.

         GOVERNMENT SPONSORED ENTERPRISE SECURITIES. At December 31, 1998, the Banks' investment portfolio included securities issued by the FNMA and the FHLMC. At December 31, 1998, such bonds had an aggregate amortized cost of $3.5 million and a fair value of $3.5 million, an average life of approximately 2.3 years, and an average coupon rate of 5.70%.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

         GENERAL. Deposits, repurchase agreements and loan repayments are the major sources of the Banks' funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Chicago or reverse repurchase agreements may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At December 31, 1998, the Banks had $10.0 million borrowings from the FHLB-Chicago. At December 31, 1998, the Banks had $10.9 million outstanding in reverse repurchase agreements.

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

         The following table sets forth certain information concerning the Banks' time deposits and other interest-bearing deposits at December 31, 1998.


     Weighted                                                                                   Percentage
    Average      Original                                            Minimum      Balance       of Total
  Interest Rate    Term               Category                        Amount   (in thousands)    Deposits
 --------------    ----               --------                       -------   --------------    --------
          --%       None          Non-interest bearing checking     $    100     $    748          0.75%
         1.93       None          NOW accounts                           100        8,419          8.47
         3.35       None          Money market demand                  2,500       16,282         16.37
         2.74       None          Statement savings                       30        8,534          8.58

                                   Certificates of Deposit

         3.50       91-day        Fixed-term, fixed-rate                 500          205          0.21
         4.40       4 months      Fixed-term, fixed-rate               5,000          282          0.28
         4.45       6 months      Fixed-term, fixed-rate                 500        6,886          6.93
         4.46       6 months      Fixed-term, fixed-rate              50,000          412           .41
         5.25       7 months      Fixed-term, fixed-rate               5,000        2,864          2.88
         4.94       1 year        Fixed-term, fixed-rate                 500       10,671         10.73
         5.04       18 months     Fixed-term, fixed-rate                 500        2,561          2.58
         5.73       30 months     Fixed-term, fixed-rate                 100        8,505          8.55
         5.49       30 months     Fixed-term, fixed-rate                 500       25,136         25.28
         5.49       4 years       Fixed-term, fixed-rate                 500          396          0.40
         7.75       6 years       Fixed-term, fixed-rate                 500           21          0.02
         4.97       Various       Fixed-term, fixed-rate             100,000        7,513          7.56
                                                                                 --------        ------
                                                                                 $ 99,435        100.0%
                                                                                 ========        =====





         The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.



                                                            Certificates
             Maturity Period                                  of Deposit
---------------------------------------------------         --------------
                                                            (In Thousands)

Three months or less...............................           $ 6,800

Over three through six months......................               300

Over six through 12 months.........................             1,215

Over 12 months.....................................             1,757
                                                              -------
     Total.........................................           $10,072
                                                              =======

DEPOSIT FLOW

         The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Banks at the dates indicated.

                                                                                  At December 31,
                                      ------------------------------------------------------------------------------------------
                                                      1998                              1997                               1996
                                      --------------------------------   -------------------------------    --------------------
                                                     Percent                           Percent                            Percent
                                                      of      Increase                    of     Increase                   of
                                       Amount        Total   (Decrease)   Amount        Total   (Decrease)    Amount       Total
                                       ------        -----   ----------   ------        -----   ----------    ------       -----

                                                                        (Dollars in Thousands)

Non-interest-bearing checking ...   $    748          0.75%     316     $    432   $     0.45% $   (132)    $    564        0.55%
NOW checking ....................      8,419          8.47      765        7,654          8.03   (1,032)       8,686        8.50
Statement savings................      8,534          8.58     (151)       8,685          9.11   (1,437)      10,142        9.92
Money market demand .............     16,282         16.37      664       15,618         16.38   (1,066)      16,684       16.32

Fixed-rate certificates which
 mature in the year ending(1)(2):
   Within 1 year ................     39,939         40.17   (6,505)      46,444         48.70    7,771       38,673       37.82
   After 1 year, but
   within 2 years ...............     15,361         15.45    4,048       11,313         11.86   (9,577)      20,890       20.43
   After 2 years, but
   within 5 years ...............     10,152         10.21    4,936        5,216          5.47   (1,392)       6,608        6.46
                                    ---------------------------------------------------------------------------------------------
     Total ......................   $ 99,435        100.00%$  4,073     $ 95,362        100.00%$ (4,471)    $102,247      100.00%
                                    ============================================================================================







(1) At December 31, 1998 and at December 31, 1997, and 1996, jumbo certificates amounted to $10.0 million, $7.0 million and $7.1 million, respectively.

(2) IRA accounts included in certificate balances are $8.5 million, $8.9 million and, $8.6 million at December 31, 1998 and December 31, 1997 and 1996, respectively.

TIME DEPOSITS BY RATES


         The following table sets forth the time deposits in the Banks classified by rates at the dates indicated.

                                                                     At December 31,
                                                     ------------------------------------------------
                                                      1998                1997                  1996
                                                     ------------------------------------------------
                                                                      (In Thousands)

2.00 - 2.99%.............................            $    40            $    17               $     --
3.00 - 4.99%.............................             12,861              9,740                 15,528
5.00 - 6.99%.............................             52,513             53,180                 50,581
7.00 - 8.99%.............................                 38                 36                     62
                                                     -------            -------               --------
    Total................................            $65,452            $62,973               $ 66,171
                                                     =======            =======               ========


         The following table sets forth the amount and maturities of time deposits at December 31, 1998.



                                          Amount Due
                        --------------------------------------------------------------
                                                                                                                    Percent
                                          Over              Over                Over                                of Total
                        Less than         1-2                2-3                 3-4                              Certificate
                        One Year         Years              Years               Years            Total             Accounts
                        --------         -----              -----               -----            -----             --------

2.00 - 2.99%......       $    40        $    --             $    --             $    --          $    40              .1%
3.00 - 4.99%......        12,861             --                  --                  --           12,861            19.6
5.00 - 6.99%......        27,028         15,345              10,108                  32           52,513            80.2
7.00 - 8.99%......            10             16                  --                  12               38              .1
                         -------        -------             -------             -------          -------           ------
     Total .......       $39,939        $15,361             $10,108             $    44          $65,452           100.0%
                         ===============================================================================           ======




         The following table sets forth the average balances and interest rates based on monthly balances for transaction accounts and certificates of deposit for the periods indicated.



                                                               Year Ended December 31,
                         ------------------------------------------------------------------------------------------------
                                      1998                            1997                               1996
                         ------------------------         ----------------------------         --------------------------

                          Interest-                        Interest-                            Interest-
                          Bearing         Certifi-         Bearing            Certifi-          Bearing          Certifi-
                          Demand          cates of         Demand             cates of          Demand           cates of
                          Deposits        Deposits         Deposits           Deposits          Deposits         Deposit
                          --------        --------         --------           --------          --------         -------
Average Balance ...   $   33,101        $   62,392        $   32,986        $   64,566        $   40,889        $   66,015

Average Rate ......         2.84%             5.26%             2.78%             5.24%             2.80%             5.17%



         The following table sets forth the savings activities of the Banks for the periods indicated.




                                           Year Ended December 31,
                                           -----------------------
                                  1998              1997              1996
                                  ----              ----              ----

                                              (In Thousands)
Beginning Balance ........       $  95,362       $ 102,247        $ 106,718

Net increase (decrease) ..           1,899          (9,747)          (7,569)
  before interest credited

Interest credited ........           2,174           2,862            3,098
                                 ---------       ---------        ---------

Net increase (decrease) in
  savings deposits .......           4,073          (6,885)          (4,471)
                                 ---------       ---------        ---------

Ending Balance ...........       $  99,435       $  95,362        $ 102,247
                                 =========       =========        =========



BORROWINGS

         The Banks have the ability to use advances from the FHLB-Chicago to supplement their supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Chicago functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Chicago, the Banks are required to own capital stock in the FHLB-Chicago and are authorized to apply for advances on the security of such stock and certain of their mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 1998, the Banks had $10.0 million of fixed-term advances from the FHLB, with a weighted average interest rate of 4.76%, due in 2008. During the years ended December 31, 1997 and 1996, the Banks had no borrowings from the FHLB-Chicago.

         The Banks also use reverse repurchase agreements due generally within one year as a source of funds. At December 31, 1998, reverse repurchase agreements totaled $10.9 million with a weighted average interest rate of 4.59% secured by a pledge of certain investment and mortgage-backed securities with an amortized cost of $11.0 million and a fair value of $11.0 million. At December 31, 1998, $10.3 million of the agreements are maintained with Gilster-Mary Lee.

         The following tables set forth certain information regarding short-term borrowings by the Banks at the dates and for the periods indicated.




                                                                         At December 31,
                                                          --------------------------------------------
                                                          1998                1997                1996
                                                          ----                ----                ----
Weighted average rate paid on
securities sold under agreements
   to repurchase.............................             4.59%               5.30%               4.93%




                                                                        At or For the Year
                                                                        Ended December 31,
                                                        -----------------------------------------------------
                                                            1998                 1997                1996
                                                        -----------------------------------------------------
                                                                        (Dollars in Thousands)
Maximum amount of securities sold
  under agreements to repurchase
   at any month end.............................               $10,880           $8,380               $18,340

Approximate average securities sold
  under agreements to repurchase
  outstanding...................................                $9,523           $6,915               $15,057

Approximate weighted average rate
  paid on securities sold under
  agreements to repurchase(1)...................                 5.00%            5.02%                 4.93%


(1)  Computed using the weighted rates of each individual transaction.

INTEREST RATE RISK MANAGEMENT

         Interest rate sensitivity is closely monitored through the Company's asset-liability management procedures. At the end of this section is a table reflecting the Company's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at December 31, 1998, individually and cumulatively, through various time periods.

         At December 31, 1998, the static gap analyses indicated substantial liability sensitivity over a one-year time period. Generally, such a position indicates that an overall rise in interest rates would result in an unfavorable impact on the Company's net interest margin, as liabilities would reprice more quickly than assets. Conversely, the net interest margin would be expected to improve with an overall decline in interest rates. As savings, NOW and money market accounts are subject to withdrawal on demand, they are presented in the analysis as immediately repriceable. Based on the Company's experience, pricing such deposits is not expected to change in direct correlation with changes in the general level of short-term interest rates. Accordingly, management believes that gradual increase in the general level of interest rates will not have a material effect on the Company's net interest income.

         The asset/liability management process, which involves structuring the consolidated balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company's interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of December 31, 1998, individually and cumulatively, through various time periods. Loans scheduled to reprice are reported in the earliest possible repricing interval for this analysis.

                        Remaining Maturity if Fixed Rate,
              Earliest Possible Repricing Interval if Floating Rate


                                                            More than
                                                             three             More than
                                               Three         months            one year
                                               months        through            through        More than
                                              or less        one year         five years      five years         Total
                                              -------        --------        -----------      -----------      --------

                                                                      (Dollars in Thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net                      $  7,532         $ 10,714         $ 13,206        $ 16,757        $ 48,209
  Investment and mortgage-
    backed securities                          38,648            5,076           22,934           7,845          74,503
  Other interest-earning assets                15,586               --               --              --          15,586
                                             --------         --------        ---------       ---------       ---------

    Total interest-earning assets              61,766           15,790           36,140          24,602         138,298
                                             --------         --------        ---------       ---------       ---------

INTEREST-BEARING LIABILITIES:
  Savings, NOW, and money
    market accounts                          $ 33,983         $     --         $     --        $     --        $ 33,983
  Certificates of deposit                      17,651           22,390           25,411              --          65,452
  Reverse repurchase agreements                10,880               --               --              --          10,880
  FHLB advances                                    --               --               --          10,000          10,000
                                             --------         --------        ---------       ---------       ---------

    Total interest-bearing liabilities         62,514           22,390           25,411          10,000         120,315
                                             --------         --------        ---------       ---------       ---------

    Interest sensitivity gap                 $   (748)        $ (6,600)        $ 10,729        $ 14,602        $ 17,983
                                             ========         ========         ========        ========        ========

    Cumulative interest-sensitivity
      gap                                    $   (748)        $ (7,348)        $  3,381        $ 17,983
                                             ========         ========         ========        ========

    Ratio of cumulative gap to
      to total assets                            (.52%)         (5.15%)           2.37%          12.59%
                                              ========         ========        ========        =======



         As indicated in the preceding table, the Company operates on a short-term basis similar to most financial institutions, as its liabilities, with savings and NOW accounts included, could reprice more quickly than its assets. However, the process of asset/liability management in a financial institution is subject to economic events not easily predicted.

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

PERSONNEL

         As of December 31, 1998, the Banks had 29 full-time employees and seven part time employees, none of whom were represented by a collective bargaining unit. The Banks believe their relationships with their employees is good.

YEAR 2000 ISSUES

         Over the next year, many companies, including financial institutions such as the Company, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinquish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. In 1997, the Company began the process of identifying the many software applications and hardware devices expected to be impacted by this issue. The Company outsources its principal data processing activities to a thrid party, and purchased most of its software applications from third party vendors. The Company believes that its vendors are actively addressing the problems associated with the "Year 2000" issue. The Company has completed the assessment phase of its program and is currently in the testing phase of determining Year 2000 readiness.

         The Company has spent approximately $7,500 to-date in Year 2000 computer upgrades and does not expect that the remaining out-of-pocket cost of its Year 2000 compliance effort will be material to its financial condition. The most significant cost associated with the Company's Year 2000 program has been the effort put forth by current employees. The internal cost incurred by Company employees are not maintained separately by the Company.

         The major applications which pose the greatest Year 2000 risk to the Company if implementation of its readiness program is not successful are the Company's data services systems supported by third party vendors, loan customers inability to meet contractual payment obligations in the event the Year 2000 problem has a significant impact on their business, and failure of items processing equipment which renders customers bank statements and banking transactions. The potential problems which could result from the inability of these applications to correctly process the Year 2000 are the inaccurate calculation of interest income and expense, service delivery interruptions to the Company's banking customers, credit losses resulting from the Company's loan customers inability to make contractual credit obligations, interrupted financial data gathering, and poor customer relations resulting from inaccurate or delayed transaction processing.

         The Company intends on completing all Year 2000 remediation and testing activities by mid 1999. Although the Company has initiated Year 2000 communications with key vendors, service providers and other parties material to the Company's operations and is monitoring the progress of such third parties in their Year 2000 compliance efforts, such third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty. For that reason, the Company has developed a contingency plan to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur.

REGULATION OF THE BANKS

         The Banks are national banks subject to regulation, supervision and examination by the OCC. In addition, the Banks' deposits are insured by the FDIC up to the maximum amount permitted by law, and are therefore subject to regulation, supervision and examination by the FDIC. See "1998 Annual Report -
Note 11 Regulatory Matters."

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

         CAPITAL REQUIREMENTS.The Federal Reserve has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks under the OCC's regulations. The Federal Reserve regulations provide that capital standards will generally be applied on a bank only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets.


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

ITEM 2.    Properties

         The following table sets forth the Banks' offices, as well as certain additional information relating to the offices, as of December 31, 1998.


                                        Year        Building          Land          Building
Location                  County       Opened     Owned/Leased    Owned/Leased   Square Footage     Deposits
--------                  ------       ------     ------------    ------------   --------------     --------
Chester National Bank
Main Office

1112 State Street         Randolph      1919         Owned           Owned              10,345        $54,159
Chester, Illinois 62233

Chester National Bank
Branch Offices

101 South Main            Perry        1989(1)       Owned           Owned               1,950          9,442
Pinckneyville, Illinois
62274

165 West Broadway         Randolph     1989(1)       Owned           Owned              11,142         23,413
Sparta, Illinois 62286

1414 South Main           Randolph     1989(1)       Owned           Owned               1,032          5,652
Red Bud, Illinois 62278


Chester National Bank
of Missouri Main Office

1010 North Main           Perry         1990         Owned           Owned               3,900          6,768
Perryville, Missouri
63775

Chester National Bank
of Missouri  Loan
Production Office

125 South Broadview       Cape          1995       Leased(2)         Leased                720            N/A
Plaza, Suite #1           Girardeau
Cape Girardeau,
Missouri 63703


---------------
(1) Acquired in connection with the acquisition of Heritage Federal in 1989.
(2) Lease expires in June, 1999 with an option to renew.

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

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

The section of Annual Report to the Stockholders for the fiscal year ended December 31, 1998, entitled "Common Stock and Related Matters" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 6.  Selected Financial Data.

The section of the Annual Report to the Stockholders for the fiscal year ended December 31, 1998, entitled "Selected Consolidated Financial Information" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The section of the Annual Report to the Stockholders for the fiscal year ended December 31, 1998, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks.

The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Company's interest-earning assets by originating adjustable rate residential mortgage loans and shorter term consumer loans and maintaining a consistent level of short- and intermediate-term investment securities and interest-bearing deposits.

The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

Interest rate risk is the risk of loss in value due to changes in interest rates. Management monitors and considers methods of managing interest rate risk by monitoring changes in net portfolio value ("NPV") and its interest rate GAP position (See "Interest Rate Risk Management" for the interest rate gap analysis). The Company attempts to manage the various components of its balance sheet to minimize the impact of sudden and sustained changes in interest rates on net interest income.

In order to reduce the exposure to interest rate risk, the Company has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. The Company has focused on: (i) residential lending of ARMs, which generally reprice within one to three years; (ii) non-residential lending of adjustable or floating rate and/or short- term loans;
(iii) investment activities of short- and medium-term securities; (iv) maintaining and increasing its passbook and transaction deposit accounts, which are considered to be relatively resistant to changes in interest rates; and (v) utilizing long-term borrowings to adjust the term to repricing of its liabilities.

Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of an increase or decrease of 100 basis points of assumed changes in market interest rates. NPV is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. The following table sets forth as of December 31, 1998 the estimated changes in NPV based on the indicated interest rate environments. NPV is calculated by an outside consulting firm based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest. No effect has been given to any steps that management of the Company may take to counter the effects of interest rate movements presented in the table.




                   Change in
                 Interest Rates                                     Net Portfolio Value
                in Basis Points                                     -------------------
                  (Rate Shock)                       Amount          $ Change        % Change
                -----------------------------------------------------------------------------
                                                               (Dollars in Thousands)

                       300                           18,561          (3,366)         (15.35%)
                       200                           19,610          (2,317)         (10.57%)
                       100                           20,730          (1,197)          (5.46%)
                      Static                         21,927             --               --
                      (100)                          23,211           1,284            5.86%
                      (200)                          24,591           2,664           12.15%
                      (300)                          26,077           4,150           18.93%


The Company's asset and liability structure results in a decrease in NPV in a rising interest rate scenario and an increase in NPV in a declining interest rate scenario. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. However, the level of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag behind changes in market rates. Additionally, certain assets, such as substantially all of the Company's ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Therefore, the data presented in the foregoing table should not be relied upon as indicative of actual results.

ITEM 8.    Financial Statements and Supplementary Data.

The sections of the Annual Report to the Stockholders for the fiscal year ended December 31, 1998, entitled "Chester Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Income," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows," "Chester Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 1998 and 1997" are hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant.

The sections of the 1999 Proxy Statement, entitled "Proposal I - Election of Directors," and "Compliance with Section 16(a) of the Exchange Act," as well as the "Employment Agreements" portion of the section entitled "Executive Compensation," are hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.

ITEM 11.   Executive Compensation.

The section of the 1999 Proxy Statement, entitled "Executive Compensation," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

The section of the 1999 Proxy Statement, entitled "Security Ownership of Certain Beneficial Owners and Management," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.

ITEM 13.   Certain Relationships and Related Transactions.

The section of the 1999 Proxy Statement, entitled "Transactions with Management," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

The following information appearing in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998 is incorporated by reference as Exhibit 13 to this Annual Report on Form 10-K. No other sections of such Annual Report are incorporated herein by this reference.

Annual Report Sections:

Independent Auditors' Report:

Chester Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets for the Years Ended December 31, 1998, 1997, and 1996.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Income for the Years Ended December 31, 1998, 1997, and 1996.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997, 1996.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997, and 1996.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996.

Chester Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 1998 and 1997.

(a)(2) Financial Statement Schedules.  Not applicable.

(a)(3) Exhibits


Regulation S-K           Document                                                           Reference to Prior
Exhibit Number                                                                              Filing or Exhibit Number
                                                                                            Attached Hereto

2                        Plan of Conversion of Chester Savings Bank, FSB                    (1)
3.1                      Certificate of Incorporation of Chester Bancorp, Inc.              (1)
3.2                      Bylaws of Chester Bancorp.                                         (1)
10.1                     Employment Agreement with Michael W. Welge*                        (2)
10.2                     Employment Agreement with Edward K. Collins*                       (2)
10.3                     Stock Option Plan*                                                 (1)
10.4                     Management Recognition and Development Plan*                       (1)
10.5                     Employee Stock Ownership Plan and Trust Agreement*                 (1)
13                       Annual Report to Stockholders for Fiscal Year Ended December 31,   13
                         1998.
21                       Subsidiaries of Chester Bancorp, Inc.                              (1)
27                       Financial Data Schedule                                            27
99                       Proxy Statement for the 1999 Annual meeting of the Stockholders    99
                         of Chester Bancorp, Inc.


(1) Documents incorporated by reference to the Company's Registration Statement on Form S-1 filed with the SEC on August 12, 1996, (No. 333-2470) at the corresponding exhibit. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(2) Documents incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997 (File No. 000-21167) filed on March 20, 1998, at the corresponding exhibit. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulations S-K.

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

                                     Chester Bancorp, Inc.

March ____, 1999                     By__________________________
                                     Michael W. Welge,
                                     Chairman of the Board, President,
                                     Chief Financial Officer, and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March ____, 1999                     By__________________________
                                     Edward K. Collins,
                                     Treasurer, Secretary, and Director

March ____, 1999                     By__________________________
                                     Allen R. Verseman,
                                     Director

March ____, 1999                     By__________________________
                                     Carl H. Welge,
                                     Director

March ____, 1999                     By__________________________
                                     Thomas E. Welch, Jr.
                                      Director

March ____, 1999                     By__________________________
                                     John R. Beck, M.D.
                                     Director

March ____, 1999                     By__________________________
                                     James C. McDonald,
                                     Director