Form 10-Q
period 1999-03-31
CHESTER BANCORP INC
filed 1999-05-14
CIK 1010838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                        Commission file number:  000-21167
                                                --------------------------------
                                 Chester Bancorp, Inc.
             (Exact name of registrant as specified in its charter)
                         ------------------------------

                 Delaware                               37-1359570
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

1112 State Street, Chester, Illinois                       62233
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

                                 Yes [X]  No [  ]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,445,288 on March 31, 1999.
================================================================================


                                    FORM 10-Q
                                      Index
                                                                                                     Page
                                                                                                    Number

PART I.     FINANCIAL INFORMATION
   Item 1. Financial Statements

            Consolidated Balance Sheets..........................................................        4

            Consolidated Statements of Income....................................................        5

            Consolidated Statement of Stockholders' Equity.......................................        6

            Consolidated Statements of Cash Flows................................................        7

            Consolidated Statements of Comprehensive Income......................................        8

            Notes to Consolidated Financial Statements...........................................        9

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................................       11

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................................       18

   Item 2.  Changes in Securities................................................................       18

   Item 3.  Defaults upon Senior Securities......................................................       18

   Item 4. Submission of Matters to a Vote
            of Securities Holders................................................................       18

   Item 5.  Other Information....................................................................       18

   Item 6.  Exhibits and Reports on Form 8-K.....................................................       18

Signature........................................................................................       19

Exhibit Index....................................................................................       20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998
                                   (Unaudited)

                                                                                  March 31,           December 31,
                                    Assets                                          1999                  1998
                                    ------                                          ----                  ----

Cash                                                                            $   1,515,896       $   1,305,850
Interest-bearing deposits                                                           8,581,552           8,708,822
Federal funds sold                                                                  3,803,000           5,788,000
Bankers' acceptances                                                                       --             994,167
                                                                                -------------       -------------
         Total cash and cash equivalents                                           13,900,448          16,796,839
Certificates of deposit                                                                95,000              95,000
Investment securities:
   Available for sale, at fair value (cost of $25,680,182 and $12,467,687 at       25,571,744          12,515,769
      March 31, 1999 and December 31, 1998, respectively)
   Held to maturity, at cost (fair value of $20,219,520 and $40,277,481 at         20,053,951          40,116,367
      March 31, 1999 and December 31, 1998, respectively)
Mortgage-backed securities:
   Available for sale, at fair value (cost of $16,076,567 and $11,170,541 at       16,148,268          11,275,061
      March 31, 1999 and December 31, 1998, respectively)
   Held to maturity, at cost (fair value of $10,437,077 and $10,619,540 at         10,441,685          10,595,289
      March 31, 1999 and December 31, 1998, respectively)
Loans receivable, net                                                              46,071,803          48,208,662
Accrued interest receivable                                                           808,880             909,953
Real estate acquired by foreclosure, net                                              152,769             127,613
Office property and equipment, net                                                  1,704,266           1,684,381
Income taxes receivable                                                                60,541             155,261
Deferred tax asset, net                                                                28,937                  --
Other assets                                                                          384,851             316,062
                                                                                -------------       -------------
                                                                                $ 135,423,143       $ 142,796,257
                                                                                =============       =============
                     Liabilities and Stockholders' Equity

Savings deposits                                                                $  99,405,274       $  99,434,579
Borrowed money                                                                     14,000,000          20,880,389
Accrued interest payable                                                              180,698             215,420
Advance payments by borrowers for taxes and insurance                                 634,177             419,552
Deferred tax liability, net                                                                --              44,174
Accrued expenses and other liabilities                                                 42,855              97,055
                                                                                -------------       -------------
         Total liabilities                                                        114,263,004         121,091,169
                                                                                -------------       -------------

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125 shares
    issued at March 31, 1999 and December 31, 1998                                     21,821              21,821
   Additional paid-in capital                                                      21,660,283          21,650,837
   Retained earnings, substantially restricted                                     13,930,074          13,803,400
   Accumulated other comprehensive income                                             (23,035)             93,610
   Unearend ESOP shares                                                            (1,579,240)         (1,592,980)
   Unearned restricted stock awards                                                  (518,126)           (559,674)
   Treasury stock, at cost: 736,837 and 700,137 shares at
      March 31, 1999 and December 31, 1998, respectively                          (12,331,638)        (11,711,926)
                                                                                -------------       -------------
         Total stockholders' equity                                                21,160,139          21,705,088
                                                                                -------------       -------------
                                                                                $ 135,423,143       $ 142,796,257
                                                                                =============       =============

      See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                   Three Months Ended March 31, 1999 and 1998

                                   (Unaudited)

                                                                                                   Three Months Ended
                                                                                                   ------------------
                                                                                                       March 31,
                                                                                                       ---------
                                                                                              1999                  1998
                                                                                              ----                  ----
Interest income:
         Loans receivable                                                                 $  974,715             $1,255,831
         Mortgage-backed securities                                                          350,270                214,741
         Investments                                                                         604,836                602,093
         Interest-bearing deposits, federal funds sold and bankers' acceptances              186,444                231,803
                                                                                          ----------             ----------
                  Total interest income                                                    2,116,265              2,304,468
                                                                                          ----------             ----------
Interest expense:
         Savings deposits                                                                  1,048,204              1,046,756
         Borrowed money                                                                      179,353                166,988
                                                                                          ----------             ----------
                  Total interest expense                                                   1,227,557              1,213,744
                                                                                          ----------             ----------
                  Net interest income                                                        888,708              1,090,724
Provision for loan losses                                                                         --                 11,800
                                                                                          ----------             ----------
         Net interest income after provision for loan losses                                 888,708              1,078,924
                                                                                          ----------             ----------
Noninterest income:
         Late charges and other fees                                                          40,383                 50,548
         Other                                                                                 4,290                  4,379
                                                                                          ----------             ----------
                  Total noninterest income                                                    44,673                 54,927
                                                                                          ----------             ----------
Noninterest expense:
         Compensation and employee benefits                                                  336,262                345,654
         Occupancy                                                                            68,412                 60,733
         Data processing                                                                      37,225                 47,402
         Advertising                                                                          16,352                 10,521
         Federal deposit insurance premiums                                                   14,547                 14,832
         Other                                                                               145,220                198,654
                                                                                          ----------             ----------
                  Total noninterest expense                                                  618,018                677,796
                                                                                          ----------             ----------
                  Income before income tax expense                                           315,363                456,055
Income tax expense                                                                            97,661                135,007
                                                                                          ----------             ----------
                  Net income                                                              $  217,702             $  321,048
                                                                                          ==========             ==========

Earnings per common share - basic                                                         $      .17             $      .18
                                                                                          ==========             ==========
Earnings per common share - diluted                                                       $      .16             $      .18
                                                                                          ==========             ==========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 1999
                                   (Unaudited)



                                                                                Retained        Accumulated
                                       Common stock          Additional         earnings,          other
                                   ---------------------      paid-in         substantially     comprehensive
                                   Shares         Amount     capital            restricted         income
                                   ------         ------     -------            ----------         ------



Balance, December 31, 1998          2,182,125    $  21,821     $ 21,650,837    $ 13,803,400      $     93,610


Net income                                 --           --               --         217,702                --


Purchase of treasury stock                 --           --               --              --                --



Amortization of restricted stock
awards                                     --           --               --              --                --


Amortization of ESOP awards                --           --            9,446              --                --



Dividends on common stock
    at $.07 per share                      --           --              --          (91,028)               --

Change in accumulated
other comprehensive income                 --           --              --                           (116,645)
                                    ---------    ---------     ------------    ------------      ------------

Balance, March 31, 1999             2,182,125    $  21,821     $ 21,660,283    $ 13,930,074      $    (23,035)
                                    =========    =========     ============    ============      ============



                                      Unearned           Unamortized          Treasury Stock               Total
                                        ESOP              restricted       -------------------           Stockholders'
                                       shares            stock awards      Shares       Amount             equity
                                       ------            ------------      ------       ------             ------




Balance, December 31, 1998            $ (1,592,980)      $   (559,674)      700,137     $(11,711,926)     $ 21,705,088


Net income                                      --                 --            --               --           217,702


Purchase of treasury stock                      --                 --        36,700         (619,712)         (619,712)


Amortization of restricted stock
  awards                                        --             41,548            --               --            41,548


Amortization of ESOP awards                 13,740                 --            --               --            23,186


Dividends on common stock
  at $.07 per share                             --                 --            --               --           (91,028)


Change in accumulated other
  comprehensive income                          --                 --            --               --          (116,645)
                                      ------------       ------------       -------     ------------      ------------

Balance, March 31, 1999               $ (1,579,240)      $   (518,126)      736,837     $(12,331,638)     $ 21,160,139
                                      ============       ============       =======     ============      ============


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                                March 31,              March 31,
                                                                                  1999                    1998
                                                                                  ----                    ----
Cash flows from operating activities:
  Net income                                                                    $    217,702           $    321,048
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                               36,528                 33,963
        Deferred fees, discounts, and premiums                                      (106,425)                 6,943
        Stock based compensation                                                      64,734                 72,026
      Decrease in accrued interest receivable                                        101,073                 11,005
      Increase (decrease) in accrued interest payable                                (34,722)               119,309
      Increase (decrease) in income taxes payable                                     94,720               (156,164)
      Provision for loan losses                                                           --                 11,800
      Net change in other assets and other liabilities                              (122,989)               (86,836)
                                                                                ------------           ------------
        Net cash provided by (used in) operating activities                          250,621                333,094
                                                                                ------------           ------------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable                                                               3,387,556              6,052,677
    Mortgage-backed securities                                                     2,901,531              1,863,104
  Proceeds from the maturity of certificates of deposit                                   --                 27,300
  Proceeds from the maturity of investment securities available for sale           2,735,000                     --
  Proceeds from the maturity of investment securities held to maturity            64,679,760             28,604,890
  Proceeds from the sale of investment securities available for sale                 147,187                     --
  Cash invested in:
    Investment securities held to maturity                                       (44,641,958)           (26,685,000)
    Investment securities available for sale                                     (16,000,000)                    --
    Mortgage-backed securities held to maturity                                   (1,133,000)            (2,501,417)
    Mortgage-backed securities available for sale                                 (6,480,685)                    --
    Loans receivable                                                              (1,393,249)            (1,695,788)
    Proceeds from sale of real estate acquired by foreclosure                        113,068                     --
    Purchase of office properties and equipment                                      (56,413)                (8,472)
                                                                                ------------           ------------
        Net cash provided by (used in) investing activities                        4,258,797              5,657,294
                                                                                ------------           ------------
Cash flows from financing activities:
  Increase (decrease) in savings deposits                                            (29,305)              (395,620)
  Increase (decrease) in securities sold under agreements to repurchase           (6,880,389)             1,000,000
  Increase in FHLB advances                                                               --             10,000,000
  Increase in advance payments by borrowers for taxes and insurance                  214,625                271,769
  Purchase of treasury stock                                                        (619,712)            (2,578,092)
  Dividends paid                                                                     (91,028)              (118,178)
                                                                                ------------           ------------
        Net cash provided by (used in) financing activities                       (7,405,809)             8,179,879
                                                                                ------------           ------------
        Net increase (decrease) in cash and cash equivalents                      (2,896,391)            14,170,267
Cash and cash equivalents, beginning of period                                    16,796,839             11,291,063
                                                                                ------------           ------------
Cash and cash equivalents, end of period                                        $ 13,900,448           $ 25,461,330
                                                                                ============           ============
Supplemental information:
  Interest paid                                                                 $  1,262,280           $  1,094,435
  Income taxes paid                                                                    2,940                291,171
                                                                                ============           ============
Noncash investing and financing activities:
  Loans transferred to real estate acquired by foreclosure                      $    168,224           $         --
  Interest credited to savings deposits                                         $    626,101           $    761,113
                                                                                ============           ============

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)



                                                   Three Months Ended
                                                        March 31,
                                                        ---------

                                                  1999             1998
                                                  ----             ----

Net income                                     $ 217,702         $ 321,048

Other comprehensive income,
  net of tax - unrealized gain (loss) on
    securities available for sale              $(116,645)        $   6,544
                                               ---------         ---------

          Comprehensive income                 $ 101,057         $ 327,592
                                               =========         =========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   Three Months Ended March 31, 1999 and 1998

                                   (Unaudited)

(1)      Basis of Presentation
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated financial statements as of and for the three months ended March 31, 1999 and 1998.

         Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, which requires business segments to be reported based on the way management organizes segments within the Company for making operating decisions and assessing performance. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has not included disclosures regarding specific segments since management makes operating decisions and assesses performance based on the Company as a whole.

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


         The computation of EPS for the three months ended March 31, 1999 and 1998 follows:

                                                                                  March 31,      March 31,
                                                                                   1999            1998
                                                                                   ----            ----


         Basic EPS:
           Net income                                                           $  217,702    $  321,048
                                                                                ==========    ==========
           Average common shares outstanding                                     1,319,398     1,773,663
                                                                                ==========    ==========
           Basic EPS                                                            $     0.17    $     0.18
                                                                                ==========    ==========
         Diluted EPS:
           Net income                                                           $  217,702    $  321,048
                                                                                ==========    ==========
           Average common shares outstanding                                     1,319,398     1,773,663
           Dilutive potential due to stock options                                  33,031        43,067
                                                                                ----------    ----------

           Average number of common shares and dilutive potential
             common shares outstanding                                           1,352,429     1,816,730
                                                                                ==========    ==========
           Diluted EPS                                                          $     0.16    $      .18
                                                                                ==========    ==========


(3)      Employee Stock Ownership Plan (ESOP)
         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 30 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $23,186 and $30,477 for the three months ended March 31, 1999 and 1998, respectively.



(3)      Employee Stock Ownership Plan (Continued)

         The ESOP shares as of March 31, 1999 are as follows:

                  Allocated shares                                       15,272
                  Committed to be released shares                         1,374
                  Unreleased shares                                     157,924
                                                                     ----------
                      Total ESOP shares                                 174,570
                                                                     ==========
                  Fair value of unreleased shares                    $2,645,227
                                                                     ==========


(4)      Restricted Stock Awards
         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that 82,921 common shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account is amortized to compensation expense over the vesting period. Compensation expense was $41,548 for both the three months ended March 31, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                  The principal business of Chester Bancorp, Inc. and its subsidiaries (the Company) consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one-to four-family residences and to invest in securities of the U.S. government, mortgage-backed securities, and other securities. To a lesser extent, the Company engages in various forms of consumer lending. The Company's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans, mortgage-backed securities and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits, securities sold under agreements to repurchase, and FHLB advances.

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

                  In February, 1999, the Company opened a full service branch facility within a retail store located in Perryville, Missouri. In June, 1999, the Company will close the loan origination office in Cape Girardeau, Missouri. Loan originations in the secondary market will be processed through the Perryville, MO location.

                  When used in this report the words or phrases "will likely result," "are expected to," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from the historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

                  The Company does not undertake, and specifically declines any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

                  ASSETS. The Company's total assets decreased by $7.3 million, or 5.1%, to $135.5 million at March 31, 1999 from $142.8 million at December 31, 1998. The decrease in the Company's asset size was attributable to a decrease in investment securities which was primarily due to the $6.9 million decrease in securities sold under agreements to repurchase during the quarter ended March 31, 1999.

                  Loans receivable decreased $2.1 million, or 4.4%, to $46.1 million at March 31, 1999 from $48.2 million at December 31, 1998. Because of conditions in the Company's primary market area, such as population shrinkage, low economic growth, and significant competition, the demand for mortgage loans has been limited during 1999. As a result, the Company increased its investment in mortgage-backed securities.

                  Mortgage-backed securities at March 31, 1999 were $26.6 million compared to $21.9 million at December 31, 1998. Investment securities decreased $7.0 million, or 13.3%, to $45.6 million at March 31, 1999, from $52.6 million at December 31, 1998. During the three months ended March 31, 1999, the Company funded the repayment of securities sold under agreements to repurchase with the proceeds from the maturity of the investment securities underlying the agreements. Management invested the funds received from the repayment of loans receivable into mortgage-backed securities during the three months ended March 31, 1999.

                  Cash, interest-bearing deposits, federal funds sold and bankers' acceptances, on a combined basis, decreased $2.9 million, or 17.2%, to $13.9 million at March 31, 1999 from $16.8 million at December 31, 1998. During the three months ended March 31, 1999, management invested funds received from the decline in cash and cash equivalents into mortgage-backed securities.

                  LIABILITIES. Savings deposits decreased $29,000, or .03% during the three months ended March 31, 1999. Borrowed money decreased $6.9 million as a result of a $6.9 million decrease in securities sold under agreements to repurchase during the three months ended March 31, 1999.

                  Securities sold under agreements to repurchase decreased $6.9 million from $10.9 million at December 31, 1998 to $4.0 million at March 31, 1999. All such agreements are maintained with Gilster-Mary Lee Corporation (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee, which at times has had as much as $25 million in funds on deposit, typically with short terms. At March 31, 1999, the balance of funds on deposit with the Company was $12.3 million, which included the securities sold under agreements to repurchase.

                  Advances from the FHLB were $10.0 million at March 31, 1999 and December 31, 1998. The advances have terms of 10 years at a fixed interest rate. The funds were invested in U. S. government agency securities.

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

                  NET INCOME. The Company's net income for the three months ended March 31, 1999 was $217,702, compared to $321,048 for the three months ended March 31, 1998. Net income for the three months ended March 31, 1999 was negatively impacted by a decrease in net interest income and was positively impacted by a decline in noninterest expense.

                  NET INTEREST INCOME. Net interest income totaled $889,000 for the three months ended March 31, 1999 compared to $1.1 million for the three months ended March 31, 1998. The $202,000, or 18.5%, decrease in net interest income was the result of a decrease in the Company's interest rate spread from 2.57% for the three months ended March 31, 1998 compared to 2.19% for the three months ended March 31, 1999. The decline in the Company's interest rate spread was attributable to a 57 basis point decrease in the average yield on interest-bearing assets for the three months ended March 31, 1999. The reduced yield on interest-earning assets was due to the change in asset mix that has occurred over the past year. For the three months ended March 31, 1998, average loans comprised 44% of total interest-earning assets, whereas for the comparable 1999 period they comprised only 36%.

                  INTEREST INCOME. Interest income on loans receivable decreased $275,000, or 21.9%, for the three months ended March 31, 1999. The decrease in interest income on loans receivable was the result of a $11.5 million, or 19.6%, decrease in the average balance of loans receivable, coupled with a 25 basis point decline in the average yield on loans receivable for the three months ended March 31, 1999.

                  Interest income on mortgage-backed securities increased $136,000, or 63.1%, for the three months ended March 31, 1999. The increase in interest income on mortgage-backed securities for the three months ended March 31, 1999 was the result of a $10.0 million, or 71.6%, increase in the average balance of mortgage-backed securities, negatively impacted by a decline in the average yield from 6.18% for the three months ended March 31, 1998 to 5.86% for the three months ended March 31, 1999.

                  Interest earned on investment securities was $605,000 for the three months ended March 31, 1999, compared to $602,000 for the three months ended March 31, 1998. Interest income on investment securities remained consistent due to an increase in the average balance of investment securities of $2.2 million, or 5.1%, negatively offset by a decline in the average yield on investment securities from 5.97% for the three months ended March 31, 1998 to 5.23% for the three months ended March 31, 1999.

                  Interest income on interest-bearing deposits decreased $51,000, or 22.1%, during the three months ended March 31, 1999. The decrease resulted from a decrease in the average balance of interest-bearing deposits of $1.3 million, or 7.3%, for the three months ended March 31, 1999.

                  INTEREST EXPENSE. Interest expense on savings deposits was $1.05 million for both the three months ended March 31, 1999 and 1998. The average balance of deposits increased $4.1 million, or 4.3%, positively offset by a decrease in the average cost of deposits from 4.38% for the three months ended March 31, 1998, to 4.21% for the three months ended March 31, 1999.

                  Interest expense on borrowed money increased $12,000 for the three months ended March 31, 1999. Interest expense on securities sold under agreements to repurchase decreased $47,000, or 43.9%, to $60,000 for the three months ended March 31, 1999 from $107,000 for the three months ended March 31, 1998. Interest expense on FHLB advances increased $59,000, or 98.3%, to $119,000 for the three months ended March 31, 1999. The decrease in interest expense on securities sold under agreements to repurchase was attributable to a 33.7% decline in the average balance of securities sold under agreements to repurchase. The increase in interest expense on FHLB advances was due to these borrowers occuring in the middle of the first quarter of 1998.

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

                  During the quarter ended March 31, 1999, the provision for loan losses was zero as no significant problem loans were identified and the loan portfolio continued to decline. The loan loss provision was $12,000 for the quarter ending March 31, 1998.

                  The Company's allowance for loan losses was $417,000, or .90%, of loans outstanding at

March 31, 1999, compared to $449,000, or .92%, of loans outstanding at December 31, 1998. The Company's level of net loans charged-off during the quarter ended March 31, 1999 was $32,000, which represented a .3% of average loans outstanding. Based on current levels in the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at March 31, 1999.

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

                  NONINTEREST INCOME. Noninterest income was $45,000 for the three months ended March 31, 1999 compared to $55,000 for the three months ended March 31, 1998. The decrease in noninterest income for the three months ended March 31, 1999 resulted from a $10,000 decrease in other fee income.

                  NONINTEREST EXPENSE. Noninterest expense decreased $60,000, or 8.8%, for the three months ended March 31, 1999. The decrease in noninterest expense for the three months ended March 31, 1999 resulted from a $9,000 decrease in compensation expense, a $10,000 decrease in data processing expense and a $53,000 decrease in other expense, partially offset by an $8,000 increase in occupancy expense and a $6,000 increase in advertising expense. Each of these fluctuations are the result of normal operating procedures.

                  INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 1999 was $98,000, compared to income tax expense of $135,000 for the three months ended March 31, 1998. The Company's effective tax rate for the three months ended March 31, 1999 was 31.0%, compared to 29.6% for the three months ended March 31, 1998. The effective tax rate for each period was below the statutory rate of 34% due to the Company's investment in tax exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary sources of funds consist of deposits, reverse repurchase agreements, FHLB advances, repayments and prepayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit base. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest in other interest-bearing assets, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the remainder of 1999.

                  A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At March 31, 1999, cash and cash equivalents totaled $13.9 million.

                  The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the three months ended March 31, 1999, purchases of investment securities and mortgage-backed securities totaled $60.6 million and $7.6 million, respectively, while loan originations totaled $1.4 million. These investments were funded primarily from loan and mortgage-backed security repayments of $6.3 million and investment securities sales and maturities of $67.6 million.

                  Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow additional funds from the Federal Home Loan Bank (FHLB). At March 31, 1999, the Company had $10.0 million in outstanding advances from the FHLB.

                  At March 31, 1999, the Company exceeded all of its regulatory capital requirements. The Company and the Company's subsidiary banks actual and required capital amounts and ratios as of March 31, 1999 are as follows:


                                                                        Actual                Capital Requirements
                                                             ----------------------------- ---------------------------
(Dollars in thousands)                                       Amount          Ratio         Amount      Ratio
---------------------------------------------------- ------- --------------- ------------- ----------- ---------------
Total capital (to risk-weighted assets):
        Company                                              $21,600         43.5%         3,973       8.00%
        Chester National Bank                                $16,789         39.6%         3,390       8.00%
        Chester National Bank of Missouri                      3,301         51.2%           516       8.00%
Tier 1 capital (to risk-weighted assets):
       Company                                               $21,183         42.7%         1,987       4.00%
       Chester National Bank                                 $16,453         38.8%         1,695       4.00%
       Chester National Bank of Missouri                       3,220         49.9%           258       4.00%
Tier 1 capital (to average assets):
       Company                                               $21,183         15.0%         4,224       3.00%
       Chester National Bank                                 $16,453         13.0%         3,783       3.00%
       Chester National Bank of Missouri                       3,220         24.8%           389       3.00%

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

YEAR 2000 ISSUES

                  Over the next year, many companies, including financial institutions such as the Company, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinquish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. In 1997, the Company began the process of identifying the many software applications and hardware devices expected to be impacted by this issue. The Company outsources its principal data processing activities to a third party, and purchased most of its software applications from third party vendors. The Company believes that its vendors are actively addressing the problems associated with the "Year

2000" issue. The Company has completed the assessment phase of its program and is currently in the testing phase of determining Year 2000 readiness.

                  The Company has spent approximately $7,500 to-date in Year 2000 computer upgrades and does not expect that the remaining out-of-pocket cost of its Year 2000 compliance effort will be material to its financial condition. The most significant cost associated with the Company's Year 2000 program has been the effort put forth by employees. The internal cost incurred by Company employees are not maintained separately by the Company.

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

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.


                                                                                    At March 31,         At December 31,
                                                                                    ------------         ---------------
                                                                                       1999                 1998
                                                                                       ----                 ----
                                                                                          (Dollars in Thousands)
                                                                                -----------------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate
         Residential real estate                                                         $276              $150
         Commercial                                                                        --                --
         Consumer                                                                           5                 6
                                                                                         ----              ----
               Total                                                                      281               156
                                                                                         ----              ----

Accruing loans which are contractually past due 90 days or more:
         Residential real estate                                                           --                --
         Commercial                                                                        --                --
         Consumer                                                                          --                --
                                                                                         ----              ----
                Total                                                                      --                --
                                                                                         ----              ----
Total non-performing loans                                                                281               156

Real estate acquired by foreclosure, net                                                  153               128
                                                                                         ----              ----
         Total non-performing assets                                                     $434              $284
                                                                                         ====              ====


         Total non-performing loans to net loans                                         0.61%               0.32%
                                                                                       ======              ======
         Total allowance for loan losses to
             non-performing loans                                                      148.05%             287.41%
                                                                                       ======              ======
          Total non-performing assets to total assets                                    0.32%               0.20%
                                                                                       ======              ======

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

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         On February 24, 1999, the Company solicited proxies for the annual meeting of stockholders of the Company held on April 2, 1999. The meeting involved the election of two directors. The directors up for election were elected by the vote of 1,357,585 shares for Michael W. Welge and 1,355,636 shares for Edward K. Collins out of 1,364,973 shares present at the meeting, either in person or by proxy.

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
Dated:  May 12, 1999

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