Form 10-Q/A
period 1999-03-31
CHESTER BANCORP INC
filed 1999-06-14
CIK 1010838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Amended Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998
                                   (Unaudited)

                                                                                  March 31,           December 31,
                                    Assets                                          1999                  1998
                                    ------                                          ----                  ----

Cash                                                                            $   1,515,896       $   1,305,850
Interest-bearing deposits                                                           8,581,552           8,708,822
Federal funds sold                                                                  3,803,000           5,788,000
Bankers' acceptances                                                                       --             994,167
                                                                                -------------       -------------
         Total cash and cash equivalents                                           13,900,448          16,796,839
Certificates of deposit                                                                95,000              95,000
Investment securities:
   Available for sale, at fair value (cost of $ 9,709,402 and $12,467,687 at        9,557,999          12,515,769
      March 31, 1999 and December 31, 1998, respectively)
   Held to maturity, at cost (fair value of $36,190,300 and $40,277,481 at         36,148,397          40,116,367
      March 31, 1999 and December 31, 1998, respectively)
Mortgage-backed securities:
   Available for sale, at fair value (cost of $ 9,832,826 and $11,170,541 at        9,947,493          11,275,061
      March 31, 1999 and December 31, 1998, respectively)
   Held to maturity, at cost (fair value of $16,680,818 and $10,619,540 at         16,663,943          10,595,289
      March 31, 1999 and December 31, 1998, respectively)
Loans receivable, net                                                              46,071,803          48,208,662
Accrued interest receivable                                                           808,880             909,953
Real estate acquired by foreclosure, net                                              152,769             127,613
Office property and equipment, net                                                  1,704,266           1,684,381
Income taxes receivable                                                                60,541             155,261
Deferred tax asset, net                                                                28,937                  --
Other assets                                                                          384,851             316,062
                                                                                -------------       -------------
                                                                                $ 135,486,497       $ 142,796,257
                                                                                =============       =============
                     Liabilities and Stockholders' Equity

Savings deposits                                                                $  99,405,274       $  99,434,579
Borrowed money                                                                     14,000,000          20,880,389
Accrued interest payable                                                              180,698             215,420
Advance payments by borrowers for taxes and insurance                                 634,177             419,552
Deferred tax liability, net                                                                --              44,174
Accrued expenses and other liabilities                                                 42,855              97,055
                                                                                -------------       -------------
         Total liabilities                                                        114,263,004         121,091,169
                                                                                -------------       -------------

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125 shares
    issued at March 31, 1999 and December 31, 1998                                     21,821              21,821
   Additional paid-in capital                                                      21,660,283          21,650,837
   Retained earnings, substantially restricted                                     13,930,074          13,803,400
   Accumulated other comprehensive income                                              40,319              93,610
   Unearend ESOP shares                                                            (1,579,240)         (1,592,980)
   Unearned restricted stock awards                                                  (518,126)           (559,674)
   Treasury stock, at cost: 736,837 and 700,137 shares at
      March 31, 1999 and December 31, 1998, respectively                          (12,331,638)        (11,711,926)
                                                                                -------------       -------------
         Total stockholders' equity                                                21,223,493          21,705,088
                                                                                -------------       -------------
                                                                                $ 135,486,497       $ 142,796,257
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

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

             Amended Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 1999
                                   (Unaudited)



                                                                                Retained        Accumulated
                                       Common stock          Additional         earnings,          other
                                   ---------------------      paid-in         substantially     comprehensive
                                   Shares         Amount     capital            restricted         income
                                   ------         ------     -------            ----------         ------



Balance, December 31, 1998          2,182,125    $  21,821     $ 21,650,837    $ 13,803,400      $     93,610


Net income                                 --           --               --         217,702                --


Purchase of treasury stock                 --           --               --              --                --



Amortization of restricted stock
awards                                     --           --               --              --                --


Amortization of ESOP awards                --           --            9,446              --                --



Dividends on common stock
    at $.07 per share                      --           --              --          (91,028)               --

Change in accumulated
other comprehensive income                 --           --              --                            (53,291)
                                    ---------    ---------     ------------    ------------      ------------

Balance, March 31, 1999             2,182,125    $  21,821     $ 21,660,283    $ 13,930,074      $     40,319
                                    =========    =========     ============    ============      ============



                                      Unearned           Unamortized          Treasury Stock               Total
                                        ESOP              restricted       -------------------           Stockholders'
                                       shares            stock awards      Shares       Amount             equity
                                       ------            ------------      ------       ------             ------




Balance, December 31, 1998            $ (1,592,980)      $   (559,674)      700,137     $(11,711,926)     $ 21,705,088


Net income                                      --                 --            --               --           217,702


Purchase of treasury stock                      --                 --        36,700         (619,712)         (619,712)


Amortization of restricted stock
  awards                                        --             41,548            --               --            41,548


Amortization of ESOP awards                 13,740                 --            --               --            23,186


Dividends on common stock
  at $.07 per share                             --                 --            --               --           (91,028)


Change in accumulated other
  comprehensive income                          --                 --            --               --            53,291
                                      ------------       ------------       -------     ------------      ------------

Balance, March 31, 1999               $ (1,579,240)      $   (518,126)      736,837     $(12,331,638)     $ 21,223,493
                                      ============       ============       =======     ============      ============


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                 Amended Consolidated Statements of Cash Flows
                   Three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                                March 31,              March 31,
                                                                                  1999                    1998
                                                                                  ----                    ----
Cash flows from operating activities:
  Net income                                                                    $    217,702           $    321,048
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                               36,528                 33,963
        Deferred fees, discounts, and premiums                                        68,720                  6,943
        Stock based compensation                                                      64,734                 72,026
      Decrease in accrued interest receivable                                        101,073                 11,005
      Increase (decrease) in accrued interest payable                                (34,722)               119,309
      Increase (decrease) in income taxes payable                                         --               (156,164)
      Provision for loan losses                                                           --                 11,800
      Net change in other assets and other liabilities                               203,415                (86,836)
                                                                                ------------           ------------
        Net cash provided by (used in) operating activities                          250,620                333,094
                                                                                ------------           ------------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable                                                               3,387,556              6,052,677
    Mortgage-backed securities                                                     2,901,531              1,863,104
  Proceeds from the maturity of certificates of deposit                                   --                 27,300
  Proceeds from the maturity of investment securities available for sale           2,735,000                     --
  Proceeds from the maturity of investment securities held to maturity            64,679,760             28,604,890
  Proceeds from the sale of investment securities available for sale                 147,187                     --
  Cash invested in:
    Investment securities held to maturity                                        60,641,957            (26,685,000)
    Investment securities available for sale                                              --                     --
    Mortgage-backed securities held to maturity                                   (7,613,685)             (2,501,417)
    Mortgage-backed securities available for sale                                         --                     --
    Loans receivable                                                              (1,393,249)            (1,695,788)
    Proceeds from sale of real estate acquired by foreclosure                        113,068                     --
    Purchase of office properties and equipment                                      (56,413)                (8,472)
                                                                                ------------           ------------
        Net cash provided by (used in) investing activities                        4,367,471              5,657,294
                                                                                ------------           ------------
Cash flows from financing activities:
  Increase (decrease) in savings deposits                                            (29,305)              (395,620)
  Increase (decrease) in securities sold under agreements to repurchase           (6,880,389)             1,000,000
  Increase in FHLB advances                                                               --             10,000,000
  Increase in advance payments by borrowers for taxes and insurance                  214,625                271,769
  Purchase of treasury stock                                                        (619,712)            (2,578,092)
  Dividends paid                                                                     (91,028)              (118,178)
                                                                                ------------           ------------
        Net cash provided by (used in) financing activities                       (7,405,809)             8,179,879
                                                                                ------------           ------------
        Net increase (decrease) in cash and cash equivalents                      (2,896,391)            14,170,267
Cash and cash equivalents, beginning of period                                    16,796,839             11,291,063
                                                                                ------------           ------------
Cash and cash equivalents, end of period                                        $ 13,900,448           $ 25,461,330
                                                                                ============           ============
Supplemental information:
  Interest paid                                                                 $  1,262,280           $  1,094,435
  Income taxes paid                                                                    2,940                291,171
                                                                                ============           ============
Noncash investing and financing activities:
  Loans transferred to real estate acquired by foreclosure                      $    168,224           $         --
  Interest credited to savings deposits                                         $    626,101           $    761,113
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


                                                                        Actual                Capital Requirements
                                                             ----------------------------- ---------------------------
(Dollars in thousands)                                       Amount          Ratio         Amount      Ratio
---------------------------------------------------- ------- --------------- ------------- ----------- ---------------
Total capital (to risk-weighted assets):
        Company                                              $21,621         43.7%         3,973       8.00%
        Chester National Bank                                $16,870         39.8%         3,390       8.00%
        Chester National Bank of Missouri                      3,301         51.2%           516       8.00%
Tier 1 capital (to risk-weighted assets):
       Company                                               $21,263         42.8%         1,987       4.00%
       Chester National Bank                                 $16,533         39.0%         1,695       4.00%
       Chester National Bank of Missouri                       3,220         49.9%           258       4.00%
Tier 1 capital (to average assets):
       Company                                               $21,263         15.1%         4,224       3.00%
       Chester National Bank                                 $16,533         13.1%         3,783       3.00%
       Chester National Bank of Missouri                       3,220         24.8%           389       3.00%

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

                                      Chester Bancorp, Inc.

                                      By: /s/ Michael W. Welge
                                         ---------------------------------------
                                      Michael W. Welge
                                      Chairman of the Board, President and Chief
                                                      Financial Officer
                                                 (Duly Authorized Officer)
Dated:  May 12, 1999
Amended: June 10, 1999

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