Form 10-Q/A
period 1999-03-31
CHESTER BANCORP INC
filed 1999-08-10
CIK 1010838

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Amended Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998
                                   (Unaudited)

                                                                                  March 31,           December 31,
                                    Assets                                          1999                  1998
                                    ------                                          ----                  ----

Cash                                                                            $   1,515,896       $   1,305,850
Interest-bearing deposits                                                           8,581,552           8,708,822
Federal funds sold                                                                  3,803,000           5,788,000
Bankers' acceptances                                                                       --             994,167
                                                                                -------------       -------------
         Total cash and cash equivalents                                           13,900,448          16,796,839
Certificates of deposit                                                                95,000              95,000
Investment securities:
   Available for sale, at fair value (cost of $ 9,709,402 and $12,467,687 at        9,557,999          12,515,769
      March 31, 1999 and December 31, 1998, respectively)
   Held to maturity, at cost (fair value of $36,190,300 and $40,277,481 at         36,148,397          40,116,367
      March 31, 1999 and December 31, 1998, respectively)
Mortgage-backed securities:
   Available for sale, at fair value (cost of $ 9,832,826 and $11,170,541 at        9,947,493          11,275,061
      March 31, 1999 and December 31, 1998, respectively)
   Held to maturity, at cost (fair value of $16,680,818 and $10,619,540 at         16,663,943          10,595,289
      March 31, 1999 and December 31, 1998, respectively)
Loans receivable, net                                                              46,071,803          48,208,662
Accrued interest receivable                                                           808,880             909,953
Real estate acquired by foreclosure, net                                              152,769             127,613
Office property and equipment, net                                                  1,704,266           1,684,381
Income taxes receivable                                                                50,648             155,261
Deferred tax asset, net                                                                    --                  --
Other assets                                                                          384,851             316,062
                                                                                -------------       -------------
                                                                                $ 135,486,497       $ 142,796,257
                                                                                =============       =============
                     Liabilities and Stockholders' Equity

Savings deposits                                                                $  99,405,274       $  99,434,579
Borrowed money                                                                     14,000,000          20,880,389
Accrued interest payable                                                              180,698             215,420
Advance payments by borrowers for taxes and insurance                                 634,177             419,552
Deferred tax liability, net                                                                --              44,174
Accrued expenses and other liabilities                                                 42,855              97,055
                                                                                -------------       -------------
         Total liabilities                                                        114,263,004         121,091,169
                                                                                -------------       -------------

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125 shares
    issued at March 31, 1999 and December 31, 1998                                     21,821              21,821
   Additional paid-in capital                                                      21,660,283          21,650,837
   Retained earnings, substantially restricted                                     13,930,074          13,803,400
   Accumulated other comprehensive income                                              40,319              93,610
   Unearend ESOP shares                                                            (1,579,240)         (1,592,980)
   Unearned restricted stock awards                                                  (518,126)           (559,674)
   Treasury stock, at cost: 736,837 and 700,137 shares at
      March 31, 1999 and December 31, 1998, respectively                          (12,331,638)        (11,711,926)
                                                                                -------------       -------------
         Total stockholders' equity                                                21,223,493          21,705,088
                                                                                -------------       -------------
                                                                                $ 135,486,497       $ 142,796,257
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

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                 Amended Consolidated Statements of Cash Flows
                   Three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                                March 31,              March 31,
                                                                                  1999                    1998
                                                                                  ----                    ----
Cash flows from operating activities:
  Net income                                                                    $    217,702           $    321,048
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                               36,528                 33,963
        Deferred fees, discounts, and premiums                                        68,720                  6,943
        Stock based compensation                                                      64,734                 72,026
      Decrease in accrued interest receivable                                        101,073                 11,005
      Increase (decrease) in accrued interest payable                                (34,722)               119,309
      Increase (decrease) in income taxes payable                                         --               (156,164)
      Provision for loan losses                                                           --                 11,800
      Net change in other assets and other liabilities                              (203,415)               (86,836)
                                                                                ------------           ------------
        Net cash provided by (used in) operating activities                          250,620                333,094
                                                                                ------------           ------------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable                                                               3,387,556              6,052,677
    Mortgage-backed securities                                                     2,901,531              1,863,104
  Proceeds from the maturity of certificates of deposit                                   --                 27,300
  Proceeds from the maturity of investment securities available for sale           2,735,000                     --
  Proceeds from the maturity of investment securities held to maturity            64,679,760             28,604,890
  Proceeds from the sale of investment securities available for sale                 147,187                     --
  Cash invested in:
    Investment securities held to maturity                                       (60,641,957)           (26,685,000)
    Investment securities available for sale                                              --                     --
    Mortgage-backed securities held to maturity                                   (7,613,685)             (2,501,417)
    Mortgage-backed securities available for sale                                         --                     --
    Loans receivable                                                              (1,393,249)            (1,695,788)
    Proceeds from sale of real estate acquired by foreclosure                        113,068                     --
    Purchase of office properties and equipment                                      (56,413)                (8,472)
                                                                                ------------           ------------
        Net cash provided by (used in) investing activities                        4,258,798              5,657,294
                                                                                ------------           ------------
Cash flows from financing activities:
  Increase (decrease) in savings deposits                                            (29,305)              (395,620)
  Increase (decrease) in securities sold under agreements to repurchase           (6,880,389)             1,000,000
  Increase in FHLB advances                                                               --             10,000,000
  Increase in advance payments by borrowers for taxes and insurance                  214,625                271,769
  Purchase of treasury stock                                                        (619,712)            (2,578,092)
  Dividends paid                                                                     (91,028)              (118,178)
                                                                                ------------           ------------
        Net cash provided by (used in) financing activities                       (7,405,809)             8,179,879
                                                                                ------------           ------------
        Net increase (decrease) in cash and cash equivalents                      (2,896,391)            14,170,267
Cash and cash equivalents, beginning of period                                    16,796,839             11,291,063
                                                                                ------------           ------------
Cash and cash equivalents, end of period                                        $ 13,900,448           $ 25,461,330
                                                                                ============           ============
Supplemental information:
  Interest paid                                                                 $  1,262,280           $  1,094,435
  Income taxes paid                                                                    2,940                291,171
                                                                                ============           ============
Noncash investing and financing activities:
  Loans transferred to real estate acquired by foreclosure                      $    168,224           $         --
  Interest credited to savings deposits                                         $    626,101           $    761,113
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