Form 10-Q
period 1999-06-30
CHESTER BANCORP INC
filed 1999-08-13
CIK 1010838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

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

                                 Yes [X]  No [  ]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,425,653 on June 30, 1999.

                                    FORM 10-Q
                                      Index
                                                                        Page
                                                                       Number

PART I.     FINANCIAL INFORMATION
   Item 1. Financial Statements

            Consolidated Balance Sheets................................     4

            Consolidated Statements of Income..........................     5

            Consolidated Statement of Stockholders' Equity.............     7

            Consolidated Statements of Cash Flows......................     8

            Consolidated Statements of Comprehensive Income............     9

            Notes to Consolidated Financial Statements.................    10

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............    12

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings..........................................    19

   Item 2.  Changes in Securities......................................    19

   Item 3.  Defaults upon Senior Securities............................    19

   Item 4. Submission of Matters to a Vote
            of Securities Holders......................................    19

   Item 5.  Other Information..........................................    19

   Item 6.  Exhibits and Reports on Form 8-K...........................    19

Signature..............................................................    20

Exhibit Index..........................................................    21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998
                                   (Unaudited)

                                                                                      June 30,             December 31,
                                    Assets                                              1999                   1998
                                    ------                                              ----                   ----

Cash                                                                                $   1,206,654          $   1,305,850
Interest-bearing deposits                                                               2,413,706              8,708,822
Federal funds sold                                                                      1,603,000              5,788,000
Bankers' acceptances                                                                         --                  994,167
                                                                                    -------------          -------------
         Total cash and cash equivalents                                                5,223,360             16,796,839
Certificates of deposit                                                                    95,000                 95,000
Investment securities:
   Available for sale, at fair value (cost of $6,585,733 and $12,467,687 at             6,569,474             12,515,769
      June 30, 1999 and December 31, 1998, respectively)
   Held to maturity, at cost (fair value of $41,735,753 and $40,277,481 at             42,312,497             40,116,367
      June 30, 1999 and December 31, 1998, respectively)
Mortgage-backed securities:
   Available for sale, at fair value (cost of $8,374,955 and $11,170,541 at             8,280,230             11,275,061
      June 30, 1999 and December 31, 1998, respectively)
   Held to maturity, at cost (fair value of $18,083,319 and $10,619,540 at             18,208,520             10,595,289
      June 30, 1999 and December 31, 1998, respectively)
Loans receivable, net                                                                  46,926,123             48,208,662
Accrued interest receivable                                                             1,238,451                909,953
Real estate acquired by foreclosure, net                                                  343,811                127,613
Office property and equipment, net                                                      1,671,971              1,684,381
Income taxes receivable                                                                   117,171                155,261
Deferred tax asset, net                                                                    56,989                   --
Other assets                                                                              350,918                316,062
                                                                                    -------------          -------------
                                                                                    $ 131,394,515          $ 142,796,257
                                                                                    =============          =============
                     Liabilities and Stockholders' Equity

Savings deposits                                                                    $  95,629,557          $  99,434,579
Borrowed money                                                                         14,000,000             20,880,389
Accrued interest payable                                                                  152,423                215,420
Advance payments by borrowers for taxes and insurance                                     776,823                419,552
Deferred tax liability, net                                                                  --                   44,174
Accrued expenses and other liabilities                                                     90,979                 97,055
                                                                                    -------------          -------------
         Total liabilities                                                            110,649,782            121,091,169
                                                                                    -------------          -------------

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125
      shares issued at June 30, 1999 and December 31, 1998                                 21,821                 21,821
   Additional paid-in capital                                                          21,503,449             21,650,837
   Retained earnings, substantially restricted                                         14,013,813             13,803,400
   Accumulated other comprehensive income (loss)                                          (68,806)                93,610
   Unearned ESOP shares                                                                (1,565,500)            (1,592,980)
   Unearned restricted stock awards                                                      (476,577)              (559,674)
   Treasury stock, at cost: 756,472 and 700,137 shares at
      June 30, 1999 and December 31, 1998, respectively                               (12,683,467)           (11,711,926)
                                                                                    -------------          -------------
         Total stockholders' equity                                                    20,744,733             21,705,088
                                                                                    -------------          -------------
                                                                                    $ 131,394,515          $ 142,796,257
                                                                                    =============          =============


     See accompanying notes to unaudited consolidated financial statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                    Three Months Ended June 30, 1999 and 1998

                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                        June 30,
                                                                                        --------
                                                                               1999               1998
                                                                               ----               ----
Interest income:
         Loans receivable                                                   $  956,645         $1,147,133
         Mortgage-backed securities                                            395,799            255,310
         Investments                                                           633,714            613,393
         Interest-bearing deposits, federal funds sold and bankers'             91,871            272,259
             acceptances                                                    ----------         ----------
                  Total interest income                                      2,078,029          2,288,095
                                                                            ----------         ----------
Interest expense:
         Savings deposits                                                    1,012,662          1,042,326
         Borrowed money                                                        163,588            240,037
                                                                            ----------         ----------
                  Total interest expense                                     1,176,250          1,282,363
                                                                            ----------         ----------
                  Net interest income                                          901,779          1,005,732
Provision for loan losses                                                         --                5,000
                                                                            ----------         ----------
         Net interest income after provision for loan losses                   901,779          1,000,732
                                                                            ----------         ----------
Noninterest income:
         Late charges and other fees                                            35,610             45,972
         Other                                                                   6,301              4,660
                                                                            ----------         ----------
                  Total noninterest income                                      41,911             50,632
                                                                            ----------         ----------
Noninterest expense:
         Compensation and employee benefits                                    343,362            269,303
         Occupancy                                                              70,358             65,363
         Data processing                                                        39,329             44,392
         Advertising                                                            17,883             12,874
         Federal deposit insurance premiums                                     14,555             14,833
         Other                                                                 173,230            171,182
                                                                            ----------         ----------
                  Total noninterest expense                                    658,617            577,947
                                                                            ----------         ----------
                  Income before income tax expense                             285,073            473,417
Income tax expense                                                              89,050            146,055
                                                                            ----------         ----------
                  Net income                                                $  196,023         $  327,362
                                                                            ==========         ==========

Earnings per common share - basic                                           $      .15         $      .21
                                                                            ==========         ==========
Earnings per common share - diluted                                         $      .15         $      .20
                                                                            ==========         ==========



See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                     Six Months Ended June 30, 1999 and 1998

                                   (Unaudited)


                                                                                Six Months Ended
                                                                                     June 30,
                                                                                     --------
                                                                              1999                1998
                                                                              ----                ----
Interest income:
         Loans receivable                                                   $1,931,360         $2,402,964
         Mortgage-backed securities                                            746,069            470,051
         Investments                                                         1,238,551          1,215,486
         Interest-bearing deposits, federal funds sold and bankers'            278,315            504,062
             acceptances                                                    ----------         ----------
                  Total interest income                                      4,194,295          4,592,563
                                                                            ----------         ----------
Interest expense:
         Savings deposits                                                    2,060,866          2,089,082
         Borrowed money                                                        342,941            407,025
                                                                            ----------         ----------
                  Total interest expense                                     2,403,807          2,496,107
                                                                            ----------         ----------
                  Net interest income                                        1,790,488          2,096,456
Provision for loan losses                                                         --               16,800
                                                                            ----------         ----------
         Net interest income after provision for loan losses                 1,790,488          2,079,656
                                                                            ----------         ----------
Noninterest income:
         Late charges and other fees                                            75,993             96,520
         Other                                                                  10,591              9,039
                                                                            ----------         ----------
                  Total noninterest income                                      86,584            105,559
                                                                            ----------         ----------
Noninterest expense:
         Compensation and employee benefits                                    679,524            614,957
         Occupancy                                                             138,770            126,096
         Data processing                                                        76,554             91,794
         Advertising                                                            34,235             23,395
         Federal deposit insurance premiums                                     29,102             29,665
         Other                                                                 318,452            369,836
                                                                            ----------         ----------
                  Total noninterest expense                                  1,276,637          1,255,743
                                                                            ----------         ----------
                  Income before income tax expense                             600,435            929,472
Income tax expense                                                             186,711            281,062
                                                                            ----------         ----------
                  Net income                                                $  413,724         $  648,410
                                                                            ==========         ==========

Earnings per common share - basic                                           $      .32         $      .39
                                                                            ==========         ==========
Earnings per common share - diluted                                         $      .31         $      .38
                                                                            ==========         ==========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 1999
                                   (Unaudited)




                                                                                                    Retained        Accumulated
                                                                              Additional            earnings,          other
                                                  Common stock                  paid-in           substantially     comprehensive
                                              ---------------------
                                           Shares             Amount            capital            restricted           income
                                           ------             ------            -------            ----------           ------




Balance, December 31, 1998                2,182,125       $     21,821        $ 21,650,837        $ 13,803,400        $     93,610


Net income                                       --                 --                  --             413,724


Purchase of treasury stock                       --                 --                  --                  --                  --



Issuance of treasury stock for
restricted stock awards
                                                                    --            (166,110)             (9,874)


Amortization of restricted stock                 --                 --                  --                  --                  --
awards


Amortization of ESOP awards                      --                 --              18,722                  --                  --



Dividends on common stock
    at $.15 per share
                                                                    --                  --            (193,437)

Change in accumulated
other comprehensive income                       --                 --                  --                  --            (162,416)
                                       ------------       ------------        ------------        ------------        ------------


Balance, June 30, 1999                    2,182,125       $     21,821        $ 21,503,449        $ 14,013,813        $    (68,806)
                                       ============       ============        ============        ============        ============






                                           Unearned            Unamortized                                              Total
                                             ESOP              restricted               Treasury Stock              Stockholders'
                                                                                    -----------------------
                                            shares             stock awards        Shares             Amount            equity
                                            ------             ------------        ------             ------            ------



Balance, December 31, 1998             $ (1,592,980)       $   (559,674)            700,137        $(11,711,926)       $ 21,705,088


Net income                                       --                  --             413,724                  --                  --



Purchase of treasury stock                       --                  --              68,200          (1,147,525)         (1,147,525)



Issuance of treasury stock for
restricted stock awards                          --                  --             (11,865)            175,984                  --



Amortization of restricted stock
awards                                           --              83,097                  --                  --              83,097


Amortization of ESOP awards                  27,480                  --                  --                  --              46,202

Dividends on common stock
    at $.15 per share                            --                  --                  --                  --            (193,437)


Change in accumulated
othercomprehensive income                        --                  --                  --                  --            (162,416)
                                       ------------        ------------        ------------        ------------        ------------

Balance, June 30, 1999                 $ (1,565,500)       $   (476,577)            756,472        $(12,683,467)       $ 20,744,733
                                       ============        ============        ============        ============        ============







     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC., AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                     Six months ended June 30, 1999 and 1998
                                   (unaudited)


                                                                                       June 30,            June 30,
                                                                                        1999                1998
                                                                                        ----                ----
Cash flows from operating activities:
     Net income                                                                   $    413,724        $    648,410
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization:
            Office properties and equipment                                             71,576              67,926
            Deferred fees, discounts, and premiums                                     (87,748)            123,108
            Stock based compensation                                                   129,299             131,532
        Increase in accrued interest receivable                                       (328,498)           (120,664)
        Increase (decrease) in accrued interest payable                                (62,997)             50,980
        Increase (decrease) in income taxes, net                                        38,090            (255,449)
        Provision for loan losses                                                         --                16,800
        Provision for losses on real estate acquired through foreclosure                10,000                --
        Net change in other assets and other liabilities                               (40,932)           (136,976)
                                                                                  ------------        ------------
            Net cash provided by operating activities                                  142,514             525,667
Cash flows from investing activities:
     Principal repayments on:
        Loans receivable                                                             7,625,394          11,239,170
     Mortgage-backed securities                                                      6,129,930           4,311,895
     Proceeds from the maturity of certificates of deposit                                --               154,600
     Proceeds from the maturity of investment securities available for sale          5,735,000          11,000,000
     Proceeds from the maturity of investment securities held to maturity           88,175,670          32,605,321
     Proceeds from the sale of investment securities available for sale                147,187                --
     Cash invested in:
        Loans receivable                                                            (6,707,454)         (3,376,872)
        Mortgage-backed securities held to maturity                                (10,882,216)        (11,114,032)
        Investment securities held to maturity                                     (90,343,634)        (42,388,326)
     Proceeds from sales of real estate acquired through foreclosure                   132,398              24,534
     Purchase of office property and equipment                                         (59,166)            (23,305)
                                                                                  ------------        ------------
            Net cash provided by (used in) investing activities                        (46,891)          2,432,985
Cash flows from financing activities:
     Increase (decrease) in savings deposits                                        (3,805,022)           (820,790)
     Increase (decrease) in securities sold under agreements to repurchase          (6,880,389)          1,000,000
     Proceeds from FHLB advances                                                           --           10,000,000
     Increase (decrease) in advance payments by borrowers for taxes and
     insurance                                                                         357,271             476,753
     Purchase of treasury stock                                                     (1,147,525)         (4,358,593)
     Dividends paid                                                                   (193,437)           (228,258)
                                                                                  ------------        ------------
            Net cash provided by (used in) financing activities                    (11,669,102)          6,069,112
                                                                                  ------------        ------------
            Net increase (decrease) in cash and cash equivalents                   (11,573,479)          9,027,764
Cash and cash equivalents, beginning of year                                        16,796,839          11,291,063
                                                                                  ------------        ------------
Cash and cash equivalents, end of year                                            $  5,223,360        $ 20,318,827
                                                                                  ============        ============
Supplemental information:
     Interest paid                                                                $  2,466,804        $  2,445,126
     Income taxes paid                                                                 148,621             536,511
                                                                                  ============        ============
Noncash investing and financing activities:
     Loans transferred to real estate acquired by foreclosure                     $    388,596        $     15,680
     Interest credited to savings deposits                                           1,314,472           1,421,240
                                                                                  ============        ============



      See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)





                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                                        --------                          --------
                                                 1999              1998            1999            1998
                                                 -----             ----            ----            ----

Net income                                     $ 196,023        $ 327,362       $ 413,724        $ 648,410
Other comprehensive income,
  net of tax - unrealized gain (loss) on
    securities available for sale              $ (45,771)       $   6,315       $(162,416)       $     229
                                               ---------        ---------       ---------        ---------

          Comprehensive income                 $ 150,252        $ 333,677       $ 251,308        $ 648,639
                                               =========        =========       =========        =========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Six Months Ended June 30, 1999 and 1998

                                   (Unaudited)

(1)      Basis of Presentation
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated financial statements as of and for the three and six months ended June 30, 1999 and 1998.

         Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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


         The computation of EPS for the three and six months ended June 30, 1999 and 1998 follows:

                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                         June 30,

                                                    1999            1998             1999            1998
                                                    ----            ----             ----            ----
Basic EPS:
  Net income                                    $  196,023       $  327,362       $  413,724       $  648,410
                                                ==========       ==========       ==========       ==========

  Average common shares outstanding              1,284,515        1,578,681        1,289,193        1,662,798
                                                ==========       ==========       ==========       ==========
  Basic EPS                                     $     0.15       $     0.21       $     0.32             0.39
                                                ==========       ==========       ==========       ==========
Diluted EPS:
  Net income                                    $  196,023       $  327,362       $  413,724       $  648,410
                                                ==========       ==========       ==========       ==========

  Average common shares outstanding              1,284,515        1,578,681        1,289,193        1,662,798
  Dilutive potential due to stock options           32,375           39,421           32,679           41,264
                                                ----------       ----------       ----------       ----------


  Average number of common shares
   and dilutive potential common
    shares outstanding                           1,316,890        1,618,102        1,321,872        1,704,062
                                                ==========       ==========       ==========       ==========

  Diluted EPS                                   $     0.15       $      .20       $     0.31       $     0.38
                                                ==========       ==========       ==========       ==========




(3)      Employee Stock Ownership Plan (ESOP)
         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 30 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $46,202 and $48,434 for the six months ended June 30, 1999 and 1998, respectively.


         The ESOP shares as of June 30, 1999 are as follows:



                  Allocated shares                                                15,272
                  Committed to be released shares                                  2,748
                  Unreleased shares                                              156,550
                                                                              ----------
                      Total ESOP shares                                          174,570
                                                                              ==========
                  Fair value of unreleased shares                             $2,622,213
                                                                              ==========



(4)      Restricted Stock Awards
         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that 82,921 common shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account is amortized to compensation expense over the vesting period. Compensation expense was $83,097 for both the six months ended June 30, 1999 and 1998.

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

                  In February, 1999, the Company opened a full service branch facility within a retail store located in Perryville, Missouri. On July 1, 1999, the Company closed its loan origination office in Cape Girardeau, Missouri. Loan originations in the secondary market are now processed through the Perryville, Missouri location.

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

FINANCIAL CONDITION

                  ASSETS. The Company's total assets decreased by $11.4 million, or 8.0%, to $131.4 million at June 30, 1999 from $142.8 million at December 31, 1998. The decrease in the Company's asset size was attributable to a decrease in investment securities which was primarily due to a $6.9 million decrease in securities sold under agreements to repurchase, combined with a $3.8 million decrease in deposits during the six months ended June 30, 1999.

                  Securities sold under agreements to repurchase decreased $6.9 million from $10.9 million at December 31, 1998 to $4.0 million at June 30, 1999. All such agreements are maintained with Gilster-Mary Lee Corporation (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The

Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee, which at times has had as much as $25 million in funds on deposit, typically with short terms. At June 30, 1999, and December 31, 1998, the balance of funds on deposit with the Company was $14.3 million and $24.3 million, respectively, which included the securities sold under agreements to repurchase.

                  Loans receivable decreased $1.3 million, or 2.7%, to $46.9 million at June 30, 1999 from $48.2 million at December 31, 1998. Because of conditions in the Company's primary market area, such as population shrinkage, low economic growth, and significant competition, the demand for mortgage loans has been limited during 1999. As a result, the Company increased its investment in mortgage-backed securities.

                  Mortgage-backed securities at June 30, 1999 were $26.5 million compared to $21.9 million at December 31, 1998. Investment securities decreased $3.8 million, or 7.1%, to $48.9 million at June 30, 1999, from $52.6 million at December 31, 1998. During the six months ended June 30, 1999, the Company funded the repayment of securities sold under agreements to repurchase with the proceeds from the maturity of the investment securities underlying the agreements. Management invested the funds received from the repayment of loans receivable into mortgage-backed securities during the six months ended June 30, 1999.

                  Cash, interest-bearing deposits, federal funds sold and bankers' acceptances, on a combined basis, decreased $11.6 million, or 68.9%, to $5.2 million at June 30, 1999 from $16.8 million at December 31, 1998. During the six months ended June 30, 1999, management invested funds received from the decline in cash and cash equivalents into mortgage-backed securities.

                  LIABILITIES. Savings deposits decreased $3.8 million, or 3.8%, to $95.6 million at June 30, 1999 from $99.4 million at December 31, 1998. Borrowed money decreased $6.9 million as a result of a $6.9 million decrease in securities sold under agreements to repurchase.

                  Advances from the FHLB were $10.0 million at June 30, 1999 and December 31, 1998. The advances have terms of 10 years at a fixed interest rate. The funds were invested in U. S. government agency securities.

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

                  NET INCOME. The Company's net income for the three and six months ended June 30, 1999 was $196,000 and $414,000, respectively, compared to $327,000 and $648,000 for the three and six months ended June 30, 1998, respectively. The $131,000 and $235,000 decrease in net income for the three and six months ended June 30, 1999, respectively, was negatively impacted by a decrease in net interest income, coupled with an increase in noninterest expense.

                  NET INTEREST INCOME. Net interest income totaled $900,000 for the three months ended June 30, 1999 compared to $1.0 million for the three months ended June 30, 1998. The $104,000, or 10.3%, decrease in net interest income was the result of a decline in the ratio of average interest-earning assets to average interest-bearing liabilities from 119.86% for the three months ended June 30, 1998 to 115.96% for the three months ended June 30, 1999. The reduction in the ratio was primarily attributable to management's continued planned use of funds to repurchase the company's common stock.

                  Net interest income totaled $1.8 million for the six months ended June 30, 1999 compared to $2.1 million for the six months ended June 30, 1998. The $306,000, or 14.6%, decrease in net interest income was the result of a decline in the ratio of average interest-earning assets to average interest-bearing liabilities from 121.50% for the six months ended June 30, 1998 to 115.76% for the six months ended June 30, 1999.

                  INTEREST INCOME. Interest income on loans receivable decreased $190,000, or 16.6%, for the three months ended June 30, 1999. The decrease in interest income on loans receivable was the result of a $7.9 million, or 14.6%, decrease in the average balance of loans receivable, coupled with a 19 basis point decline in the average yield on loans receivable for the three months ended June 30, 1999.

                  Interest income on loans receivable decreased $472,000, or 19.6%, for the six months ended June 30, 1999. The decrease in interest income on loans receivable was the result of a $9.7 million, or 17.2%, decrease in the average balance of loans receivable for the six months ended June 30, 1999, coupled with a decline in the average yield on loans receivable for the six months ended June 30, 1999.

                  Interest income on mortgage-backed securities increased $140,000 and $276,000 for the three and six months ended June 30, 1999, respectively. The increase in both instances resulted from an increase in the average balance of mortgage-backed securities, partially offset by a decline in the average yield on mortgage-backed securities. For the three and six months ended June 30, 1999, the average balance of mortgage-backed securities increased $11.0 million, or 66.3%, and $10.5 million, or 68.7%, respectively.

                  Interest earned on investment securities was $634,000 and $1.2 million for the three and six months ended June 30, 1999, respectively, compared to $613,000 and $1.2 million for the three and six months ended June 30, 1998, respectively. Interest income on investment securities remained consistent due to an increase in the average balance of investment securities, offset by a slight decline in the average yield on investment securities for the three and six months ended June 30, 1999.

                  Interest income on interest-bearing deposits decreased $180,000, or 66.3%, and decreased $226,000, or 44.8%, during the three and six months ended June 30, 1999, respectively. The decrease in both instances resulted from a decrease in the average balance of interest-bearing deposits, coupled with a decline in the average yield on interest-bearing deposits for the three and six months ended June 30, 1999. For the three and six months ended June 30, 1999, the average balance of interest-bearing deposits decreased $12.0 million, or 58.6%, and $6.4 million, or 33.7%, respectively. The decline in the average yield on interest-bearring deposits decreased 112 basis points and 95 basis points for the three and six months ended June 30, 1999, respectively.

                  INTEREST EXPENSE. Interest expense on savings deposits decreased $30,000, or 2.8%, to $1.01 million for the three months ended June 30, 1999 from $1.04 million for the three months ended June 30, 1998. The average balance of deposits increased $2.7 million, or 2.9%, however, this was more than offset by a decrease in the average cost of deposits from 4.41% for the three months ended June 30, 1998 to 4.16% for the three months ended June 30, 1999.

                  Interest expense on savings deposits decreased $28,000, or 1.4%, to $2.6 million for the six months ended June 30, 1999 from $2.9 million for the six months ended June 30, 1998. The average balance of deposits increased $3.4 million, or 3.6%, however, this was more than offset by a decrease in the average cost of deposits from 4.40% for the six months ended June 30, 1998 to 4.19% for the six months ended June 30, 1999.

                  Interest expense on borrowed money decreased $76,000 and $64,000 for the three and six months ended June 30, 1999, respectively.

                  Interest expense on securities sold under agreements to repurchase was $43,000 and $104,000 for the three and six months ended June 30, 1999, respectively, compared to $120,000 and $227,000 for the three and six months ended June 30, 1998, respectively. The decrease of $77,000, or 64.2%, and $123,000, or 54.2%, for the three and six months ended June 30, 1999, respectively, were primarily the result of a decrease in the average balance of securities sold under agreements to repurchase of $5.4 million, or 57.4%, and $4.1 million, or 46.2%, for the three and six months ended June 30, 1999, respectively, combined with an 82 basis point and 76 basis point decrease in the average cost of securities sold under agreements to repurchase for the three and six months ended June 30, 1999, respectively.

                  Interest expense on FHLB advances was $120,000 and $239,000 for the three and six months ended June 30, 1999, respectively, compared to $120,000 and $180,000 for the three and six months ended June 30, 1999, respectively. The average balance on FHLB advances was $10.0 million for the three and six months ended June 30, 1999, respectively. The average balance on FHLB advances was $10.0 million and $7.5 million for the three and six months ended June 30, 1998, respectively. The average cost of advances remained constant at 4.80% for the three and six months ended June 30, 1999.

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

                  During the three and six months ended June 30, 1999, the provision for loan losses was zero as no significant problem loans were identified and the loan portfolio continued to decline. The loan loss provision was $5,000 and $17,000 for the three and six months ended June 30, 1998, respectively.

                  The Company's allowance for loan losses was $412,000, or .87%, of loans outstanding at June 30, 1999, compared to $449,000, or .92%, of loans outstanding at December 31, 1998. The Company's level of net loans charged-off during the quarter and six months ended June 30, 1999 was $5,000 and $40,000, respectively, which represented .01% and .09%, respectively, of average loans outstanding. Based on current levels in the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at June 30, 1999.

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

                  NONINTEREST INCOME. Noninterest income was $42,000 and $87,000 for the three and six months ended June 30, 1999, respectively, compared to $51,000 and $106,000 for the three and six months ended June 30, 1998. The decrease in noninterest income for the three and six months ended June 30, 1999 was mainly attributable to a $10,000 and $20,000 decrease in other fee income, respectively.

                  NONINTEREST EXPENSE. Noninterest expense was $659,000 for the three months ended June 30, 1999 compared to $578,000 for the three months ended June 30, 1998. The increase in noninterest expense for the three months ended June 30, 1999 resulted from a $5,000 increase in occupancy expense, a $5,000 increase in advertising and a $74,000 increase in compensation expense, which was partially offset by a $5,000 decrease in data processing expense. The increase in compensation experienced during the three months ended June 30, 1999 resulted partially from the termination of the Directors Emeritus Program in the comparable 1998 period. As a result of this termination, the deferred compensation accrual related to this benefit was reduced by $60,000 during the second quarter of 1998. Noninterest expense was $1.3 million for both six month periods ended June 30, 1999 and 1998.

                  INCOME TAX EXPENSE. Income tax expense for the three and six months ended June 30, 1999 was $89,000 and $187,000, respectively, compared to income tax expense of $146,000 and $281,000 for the three and six months ended June 30, 1998. The Company's effective tax rate for the three and six months ended June 30, 1999 was 31.2% and 31.1%, respectively, compared to 30.9% and 30.2% for the three and six months ended June 30, 1998. The effective tax rate for each period was below the statutory rate of 34% due to the Company's investment in tax exempt securities.


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

                  A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At June 30, 1999, cash and cash equivalents totaled $5.2 million.

                  The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the six months ended June 30, 1999, purchases of investment securities and mortgage-backed securities totaled $90.3 million and $10.9 million, respectively, while loan originations totaled $6.7 million. These investments were funded primarily from loan and mortgage-backed security repayments of $13.8 million and investment securities sales and maturities of $94.1 million.

                  Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow additional funds from the Federal Home Loan Bank (FHLB). At June 30, 1999, the Company had $10.0 million in outstanding advances from the FHLB.

                  At June 30, 1999, the Company exceeded all of its regulatory capital requirements. The Company and the Company's subsidiary banks actual and required capital amounts and ratios as of June 30, 1999 are as follows:



                                                                     Actual               Capital Requirements
                                                             ---------------------------------------------------------
(Dollars in thousands)                                       Amount          Ratio         Amount      Ratio
----------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets):
        Company                                              $21,220         42.0%         4,043       8.00%
        Chester National Bank                                $16,126         37.0%         3,489       8.00%
        Chester National Bank of Missouri                      3,298         55.4%           476       8.00%
Tier 1 capital (to risk-weighted assets):
       Company                                               $20,814         41.2%         2,022       4.00%
       Chester National Bank                                 $15,794         36.2%         1,745       4.00%
       Chester National Bank of Missouri                       3,224         54.2%           238       4.00%
Tier 1 capital (to average assets):
       Company                                               $20,814         15.2%         4,105       3.00%
       Chester National Bank                                 $15,794         13.0%         3,657       3.00%
       Chester National Bank of Missouri                       3,224         24.9%           389       3.00%

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

YEAR 2000 ISSUES

                  Over the next year, many companies, including financial institutions such as the Company, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinquish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. In 1997, the Company began the process of identifying the many software applications and hardware devices expected to be impacted by this issue. The Company outsources its principal data processing activities to a third party, and purchased most of its software applications from third party vendors. The Company believes that its vendors are actively addressing the problems associated with the "Year 2000" issue. The Company has completed the assessment and testing phases of its program and is currently testing its contingency plan.

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

                  The Company has completed all Year 2000 remediation and testing activities. Although the Company has initiated Year 2000 communications with key vendors, service providers and other parties material to the Company's operations and is monitoring the progress of such third parties in their Year 2000 compliance efforts, such third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty. For that reason, the Company has developed a contingency plan to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur. The Company intends on completing all Year 2000 testing of the contingency plan by the end of the third quarter 1999.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.



                                                                  At June 30,    At December 31,
                                                                     1999            1998
                                                                    (Dollars in Thousands)
                                                               ----------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate
         Residential real estate                                       $ 52        $150
         Commercial                                                      --          --
         Consumer                                                         6           6
                                                                       ----        ----
               Total                                                     58         156
                                                                       ----        ----

Accruing loans which are contractually past due 90 days or more:
         Residential real estate                                         --          --
         Commercial                                                      --          --
         Consumer                                                        --          --
                                                                       ----        ----
                Total                                                    --          --
                                                                       ----        ----
Total non-performing loans                                               58         156

Real estate acquired by foreclosure, net                                344         128
                                                                       ----        ----
         Total non-performing assets                                   $402        $284
                                                                       ====        ====


         Total non-performing loans to net loans                       0.12%       0.32%
                                                                      =====       =====
         Total allowance for loan losses to
          non-performing loans                                       713.86%     287.41%
                                                                     ======      ======
          Total non-performing assets to total assets                  0.31%       0.20%
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
Dated:  August 13, 1999

                                  EXHIBIT INDEX

Exhibit No.                               Description
-----------  ------------------------------------------------------------------

3(i) Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement
3(ii) on Form S-1 (File No. 333-2470) Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-2470)
27.1         Financial Data Schedule