Form 10-Q
period 1999-09-30
CHESTER BANCORP INC
filed 1999-11-12
CIK 1010838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1999

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

                                 Yes [X]  No [  ]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,411,953 on September 30, 1999

================================================================================

                                    FORM 10-Q
                                     Index



                                                                                                     Page
                                                                                                    Number

PART I.     FINANCIAL INFORMATION
   Item 1.  Financial Statements

            Consolidated Balance Sheets..........................................................        4

            Consolidated Statements of Income....................................................        5

            Consolidated Statement of Stockholders' Equity.......................................        7

            Consolidated Statements of Cash Flows................................................        8

            Consolidated Statements of Comprehensive Income......................................        9

            Notes to Consolidated Financial Statements...........................................       10

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................................       12

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................................       19

   Item 2.  Changes in Securities................................................................       19

   Item 3.  Defaults upon Senior Securities......................................................       19

   Item 4.  Submission of Matters to a Vote
            of Securities Holders................................................................       19

   Item 5.  Other Information....................................................................       19

   Item 6.  Exhibits and Reports on Form 8-K.....................................................       19

Signature........................................................................................       20

Exhibit Index....................................................................................       21


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998
                                   (Unaudited)


                                                                                          September 30,         December 31,
                                    Assets                                                    1999                  1998
                                    ------                                                    ----                  ----

Cash                                                                                     $   2,542,542        $   1,305,850
Interest-bearing deposits                                                                    2,131,788            8,708,822
Federal funds sold                                                                           1,920,000            5,788,000
Bankers' acceptances                                                                                 -              994,167
                                                                                         -------------        -------------
         Total cash and cash equivalents                                                     6,594,330           16,796,839
Certificates of deposit                                                                         95,000               95,000
Investment securities:
   Available for sale, at fair value (cost of $5,403,414 and $12,467,687 at                  5,376,884           12,515,769
      September 30, 1999 and December 31, 1998, respectively)
   Held to maturity, at cost (fair value of $38,017,227 and $40,277,481 at                  38,971,066           40,116,367
      September 30, 1999 and December 31, 1998, respectively)
Mortgage-backed securities:
   Available for sale, at fair value (cost of $7,611,768 and $11,170,541 at                  7,486,070           11,275,061
      September 30, 1999 and December 31, 1998, respectively)
   Held to maturity, at cost (fair value of $16,102,706 and $10,619,540 at                  16,264,039           10,595,289
      September 30, 1999 and December 31, 1998, respectively)
Loans receivable, net                                                                       48,933,601           48,208,662
Accrued interest receivable                                                                    962,805              909,953
Real estate acquired by foreclosure, net                                                       288,086              127,613
Office property and equipment, net                                                           1,643,154            1,684,381
Income taxes receivable                                                                        111,206              155,261
Deferred tax asset, net                                                                         72,662                    -
Other assets                                                                                   351,476              316,062
                                                                                         -------------         ------------
                                                                                         $ 127,150,379         $142,796,257
                                                                                         =============         ============
                     Liabilities and Stockholders' Equity

Savings deposits                                                                         $  95,825,949         $ 99,434,579
Borrowed money                                                                              10,000,000           20,880,389
Accrued interest payable                                                                       167,111              215,420
Advance payments by borrowers for taxes and insurance                                          361,247              419,552
Deferred tax liability, net                                                                          -               44,174
Accrued expenses and other liabilities                                                         117,060               97,055
                                                                                          ------------          -----------
         Total liabilities                                                                 106,471,367          121,091,169
                                                                                         -------------          -----------

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125
     shares issued at September 30, 1999 and December 31, 1998                                  21,821               21,821
   Additional paid-in capital                                                               21,511,961           21,650,837
   Retained earnings, substantially restricted                                              14,140,973           13,803,400
   Accumulated other comprehensive income (loss)                                               (94,378)              93,610
   Unearned ESOP shares                                                                     (1,551,760)          (1,592,980)
   Unearned restricted stock awards                                                           (435,028)            (559,674)
   Treasury stock, at cost: 770,172 and 700,137 shares at
     September 30, 1999 and December 31, 1998, respectively                                (12,914,577)         (11,711,926)
                                                                                         -------------         ------------
         Total stockholders' equity                                                         20,679,012           21,705,088
                                                                                         -------------        -------------
                                                                                         $ 127,150,379        $ 142,796,257
                                                                                         =============        =============


      See accompanying notes to unaudited consolidated financial statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                 Three Months Ended September 30, 1999 and 1998

                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                    ------------------
                                                                                                       September 30,
                                                                                                       -------------

                                                                                               1999                 1998
                                                                                               ----                 ----
Interest income:
         Loans receivable                                                                       $  988,210      $1,065,463
         Mortgage-backed securities                                                                369,533         336,101
         Investments                                                                               638,370         694,544
         Interest-bearing deposits, federal funds sold and bankers' acceptances                     62,796         163,042
                                                                                                ----------      ----------
                  Total interest income                                                          2,058,909       2,259,150
                                                                                                ----------      ----------
Interest expense:
         Savings deposits                                                                        1,008,472       1,046,760
         Borrowed money                                                                            132,922         241,258
                                                                                                ----------      ----------
                  Total interest expense                                                         1,141,394       1,288,018
                                                                                                ----------      ----------
                  Net interest income                                                              917,515         971,132
Provision for loan losses                                                                                -               -
                                                                                                ----------      ----------
         Net interest income after provision for loan losses                                       917,515         971,132
                                                                                                ----------      ----------
Noninterest income:
         Late charges and other fees                                                                30,753          48,374
         Other                                                                                       4,883           4,233
                                                                                                ----------      ----------
                  Total noninterest income                                                          35,636          52,607
                                                                                                ----------      ----------
Noninterest expense:
         Compensation and employee benefits                                                        320,707         327,561
         Occupancy                                                                                  69,486          73,229
         Data processing                                                                            37,025          33,990
         Advertising                                                                                11,922          20,978
         Federal deposit insurance premiums                                                         14,400          14,396
         Other                                                                                     150,733         171,924
                                                                                                ----------      ----------
                  Total noninterest expense                                                        604,273         642,078
                                                                                                ----------      ----------
                  Income before income tax expense                                                 348,878         381,661
Income tax expense                                                                                 107,527         115,659
                                                                                                ----------      ----------
                  Net income                                                                    $  241,351      $  266,002
                                                                                                ==========      ==========

Earnings per common share - basic                                                               $      .19      $      .18
                                                                                                ==========      ==========
Earnings per common share - diluted                                                             $      .19      $      .17
                                                                                                ==========      ==========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Nine Months Ended September 30, 1999 and 1998

                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                                    ------------------
                                                                                       September 30,
                                                                                       -------------

                                                                                  1999              1998
                                                                                  ----              ----
Interest income:
         Loans receivable                                                       $2,919,570        $3,468,427
         Mortgage-backed securities                                              1,115,602           806,152
         Investments                                                             1,876,921         1,910,030
         Interest-bearing deposits, federal funds sold and bankers'
           acceptances                                                             341,111           667,104
                                                                                ----------        ----------
                  Total interest income                                          6,253,204         6,851,713
                                                                                ----------        ----------
Interest expense:
         Savings deposits                                                        3,069,338         3,135,842
         Borrowed money                                                            475,863           648,283
                                                                                ----------        ----------
                  Total interest expense                                         3,545,201         3,784,125
                                                                                ----------        ----------
                  Net interest income                                            2,708,003         3,067,588
Provision for loan losses                                                                -            16,800
                                                                                ----------        ----------
         Net interest income after provision for loan losses                     2,708,003         3,050,788
                                                                                ----------        ----------
Noninterest income:
         Late charges and other fees                                               106,746           144,894
         Other                                                                      15,474            13,272
                                                                                ----------        ----------
                  Total noninterest income                                         122,220           158,166
                                                                                ----------        ----------
Noninterest expense:
         Compensation and employee benefits                                      1,000,231           942,518
         Occupancy                                                                 208,256           199,325
         Data processing                                                           113,579           125,784
         Advertising                                                                46,157            44,373
         Federal deposit insurance premiums                                         43,502            44,061
         Other                                                                     469,185           541,760
                                                                                ----------        ----------
                  Total noninterest expense                                      1,880,910         1,897,821
                                                                                ----------        ----------
                  Income before income tax expense                                 949,313         1,311,133
Income tax expense                                                                 294,238           396,721
                                                                                ----------        ----------
                  Net income                                                    $  655,075        $  914,412
                                                                                ==========        ==========

Earnings per common share - basic                                               $      .51        $      .57
                                                                                ==========        ==========
Earnings per common share - diluted                                             $      .50        $      .55
                                                                                ==========        ==========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 1999
                                   (Unaudited)



                                                                                   Retained       Accumulated
                                                Common stock        Additional     earnings,         other
                                              -----------------      paid-in      substantially  comprehensive
                                             Shares      Amount      capital       restricted       income
                                             ------      ------      -------       ----------       ------
Balance, December 31, 1998                   2,182,125  $21,821    $21,650,837     $13,803,400     $   93,610

Net income                                      -          -          -                655,075       -

Purchase of treasury stock                      -          -          -               -              -

Issuance of treasury stock for
restricted stock awards                         -          -          (166,110)         (9,874)      -

Exercised stock options                         -          -               763        -              -

Amortization of restricted stock awards         -          -          -               -              -


Amortization of ESOP awards                     -          -            27,997        -              -

Dividends on common stock
    at $.24 per share                           -          -          -               (307,628)      -
Change in accumulated
  other comprehensive income                    -          -          -               -              (187,988)
                                             ---------  -------    -----------     -----------     ----------
Balance, September 30, 1999                  2,182,125  $21,821    $21,511,961     $14,140,973     $  (94,378)
                                             =========  =======    ===========     ===========     ==========



                                           Unearned    Unamortized         Treasury Stock             Total
                                            ESOP        restricted        ----------------        Stockholders'
                                            shares     stock awards      Shares      Amount          equity
                                            ------     ------------      ------      ------          ------
Balance, December 31, 1998                 $(1,592,980)   $(559,674)   700,137    $(11,711,926)    $21,705,088

Net income                                      -              -          -             -              655,075

Purchase of treasury stock                      -              -        82,772      (1,391,606)     (1,391,606)

Issuance of treasury stock for
restricted stock awards                         -              -       (11,865)        175,984           -

Exercised stock options                         -              -          (872)         12,971          12,208

Amortization of restricted stock awards         -           124,646       -             -              124,646


Amortization of ESOP awards                     41,220         -          -             -               69,217

Dividends on common stock
    at $.24 per share                           -              -          -             -             (307,628)
Change in accumulated
  other comprehensive income                    -              -          -             -             (187,988)
                                           -----------    ---------    -------    ------------     -----------
Balance, September 30, 1999                $(1,551,760)   $(435,028)   770,172    $(12,914,577)    $20,679,012
                                           ===========    =========    =======    ============     ===========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC., AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                  Nine months ended September 30, 1999 and 1998
                                   (unaudited)


                                                                                      September 30,        September 30,
                                                                                          1999                  1998
                                                                                          ----                  ----
Cash flows from operating activities:
     Net income                                                                       $    655,075         $    914,412
     Adustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization:
            Office properties and equipment                                                112,143              102,633
            Deferred fees, discounts, and premiums                                         (48,972)              36,441
            Stock based compensation                                                       193,863              196,782
        Increase in accrued interest receivable                                            (52,852)            (107,132)
        Increase (decrease) in accrued interest payable                                    (48,309)              92,809
        Increase (decrease) in income taxes, net                                            44,055             (264,491)
        Provision for loan losses                                                                -               16,800
        Provision for losses on real estate acquired through foreclosure                    10,000                    -
        Net change in other assets and other liabilities                                   (15,229)            (131,682)
                                                                                      ------------         ------------
            Net cash provided by operating activities                                      849,774              856,572
Cash flows from investing activities:
     Principal repayments on:
        Loans receivable                                                                10,985,125           16,411,101
        Mortgage-backed securities                                                       8,819,512            6,321,616
     Proceeds from the maturity of certificates of deposit                                       -              195,000
     Proceeds from the maturity of investment securities available for sale              7,235,000           12,500,000
     Proceeds from the maturity of investment securities held to maturity               95,555,670           44,117,595
     Proceeds from the sale of investment securities available for sale                    229,437                    -
     Cash invested in:
        Loans receivable                                                               (12,006,683)          (5,616,848)
        Mortgage-backed securities held to maturity                                    (10,882,216)         (15,378,533)
        Investment securities held to maturity                                         (94,410,532)         (65,622,734)
        Investment securities available for sale                                          (400,000)                   -
     Proceeds from sales of real estate acquired through foreclosure                       127,850               47,197
     Purchase of office property and equipment                                             (70,916)             (44,752)
                                                                                      ------------         ------------
            Net cash provided by (used in) investing activities                          5,182,247           (7,070,358)
Cash flows from financing activities:
     Increase (decrease) in savings deposits                                            (3,608,630)             518,310
     Increase (decrease) in securities sold under agreements to repurchase             (10,880,389)           2,500,000
     Proceeds from FHLB advances                                                                 -           10,000,000
     Increase (decrease) in advance payments by borrowers for taxes and insurance          (58,305)             (99,490)
     Purchase of treasury stock                                                         (1,391,606)          (7,127,281)
     Proceeds from stock options exercised                                                  12,028                    -
     Dividends paid                                                                       (307,628)            (331,333)
                                                                                      ------------         ------------
            Net cash provided by (used in) financing activities                        (16,234,530)           5,460,206
                                                                                      ------------         ------------
            Net increase (decrease) in cash and cash equivalents                       (10,202,509)            (753,580)
Cash and cash equivalents, beginning of period                                          16,796,839           11,291,063
                                                                                      ------------         ------------
Cash and cash equivalents, end of period                                              $  6,594,330         $ 10,537,483
                                                                                      ============         ============
Supplemental information:
     Interest paid                                                                    $  3,593,510         $  3,691,316
     Income taxes paid                                                                     272,321              661,212
                                                                                      ============         ============
Noncash investing and financing activities:
     Loans transferred to real estate acquired by foreclosure                         $    388,596         $    125,668
     Interest credited to savings deposits                                               2,016,533            2,173,699
                                                                                      ============         ============


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)


                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                       -------------              -------------

                                                    1999          1998          1999          1998
                                                    -----         ----          ----          ----
Net income                                        $ 241,351     $266,002     $ 655,075      $914,412
Other comprehensive income,
  net of tax - unrealized gain (loss) on
    securities available for sale                 $ (25,572)    $  7,794     $(187,988)     $  8,023
                                                  ---------     --------     ---------      --------

          Comprehensive income                    $ 215,779     $273,796     $ 467,087      $922,435
                                                  =========     ========     =========      ========

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Nine Months Ended September 30, 1999 and 1998

                                   (Unaudited)

(1)      Basis of Presentation
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, cash flows, and comprehensive income in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated financial statements as of and for the three and nine months ended September 30, 1999 and 1998.

         Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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


         The computation of EPS for the three and nine months ended September 30, 1999 and 1998 follows:


                                                           Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                             ------------                      ------------
                                                         1999             1998              1999             1998
                                                         ----             -----             ----             ----
         Basic EPS:
           Net income                                $   241,351       $   266,002      $   655,075       $ 914,412
                                                     ===========       ===========      ===========       =========
           Average common shares outstanding           1,268,212         1,519,772        1,279,227       1,618,326
                                                     ===========       ===========      ===========       =========
           Basic EPS                                 $      0.19       $      0.18      $      0.51       $    0.57
                                                     ===========       ===========      ===========       =========
         Diluted EPS:
           Net income                                $   241,351       $   266,002      $   655,075       $ 914,412
                                                     ===========       ===========      ===========       =========
           Average common shares outstanding           1,268,212         1,519,772        1,279,227       1,618,326
           Dilutive potential due to stock options        31,356            38,131           31,582          40,233
                                                     -----------       -----------      -----------       ---------
           Average number of common shares
            and dilutive potential common
             shares outstanding                        1,299,568         1,557,903        1,310,809       1,658,559
                                                     ===========       ===========      ===========       =========
           Diluted EPS                               $      0.19       $       .17      $      0.50       $    0.55
                                                     ===========       ===========      ===========       =========


(3)      Employee Stock Ownership Plan (ESOP)
         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 30 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $69,217 and $72,136 for the nine months ended September 30, 1999 and 1998, respectively.


         The ESOP shares as of September 30, 1999 are as follows:


                  Allocated shares                              15,272
                  Committed to be released shares                4,122
                  Unreleased shares                            155,176
                                                            ----------
                      Total ESOP shares                        174,570
                                                            ==========
                  Fair value of unreleased shares           $2,589,499
                                                            ==========

(4)      Restricted Stock Awards
         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that 82,921 common shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account is amortized to compensation expense over the vesting period. Compensation expense was $124,646 for both for nine months ended September 30, 1999 and 1998.

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

                  In August, 1999, the Company entered into an agreement with First National Bank in Pinckneyville for the purchase and sale of the Company's Pinckneyville Branch operation in Pinckneyville, Illinois. The transaction was approved by the Office of Comptroller of Currency on September 27, 1999, and the Company expects the transaction to be completed in November, 1999. The sale of the Pinckneyville Branch is part of the Company's long-term strategy to focus its resources on its other operations in Randolph County, Illinois and Perry County, Missouri.

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

FINANCIAL CONDITION

                  ASSETS. The Company's total assets decreased by $15.6 million, or 11.0%, to $127.2 million at September 30, 1999 from $142.8 million at December 31, 1998. The decrease in the Company's asset size was attributable to decreases in investment securities and cash and cash equivalents. These decreases were primarily due to a $10.9 million decrease in securities sold under agreements to repurchase and a $3.6 million decrease in deposits during the nine months ended September 30, 30, 1999.

                  Securities sold under agreements to repurchase decreased $10.9 million from $10.9 million at December 31, 1998. There were no securities sold under agreements to repurchase at September 30, 1999. The majority of such agreements were maintained with Gilster-Mary Lee Corporation (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee, which at times has had as much as $25 million in funds on deposit, typically with short terms. At September 30, 1999, and December 31, 1998, the balance of funds on deposit with the Company was $9.1 million and $24.3 million, respectively, which included the securities sold under agreements to repurchase.

                  Loans receivable increased $725,000, or 1.5%, to $48.9 million at September 30, 1999 from $48.2 million at December 31, 1998. The increase in loans receivable resulted from a combined impact of increased commercial loan origination volume of $2.4 million, and a $5.4 million reduction in principal repayments on loans receivable. The reduction in repayments is primarily due to the stabalized interest rate environment that has been experienced during 1999. Included in the commercial loan orginations is a $1.6 million loan to Gilster-Mary Lee secured by deposit accounts maintained by the Company.

                  Mortgage-backed securities at September 30, 1999 were $23.8 million compared to $21.9 million at December 31, 1998. Investment securities decreased $8.3 million, or 15.7%, to $44.3 million at September 30, 1999, from $52.6 million at December 31, 1998. During the nine months ended September 30, 1999, the Company funded the repayment of securities sold under agreements to repurchase with the proceeds from the maturity of the investment securities underlying the agreements. Management invested a portion of the short-term interest-bearing funds into higher yielding mortgage-backed securities during the nine months ended September 30, 1999.

                  Cash, interest-bearing deposits, federal funds sold and bankers' acceptances, on a combined basis, decreased $10.2 million, or 60.7%, to $6.6 million at September 30, 1999 from $16.8 million at December 31, 1998. During the nine months ended September 30, 1999, management used funds from cash and cash equivalents to purchase mortgage-backed securities, purchase additional shares of treasury stock and fund excess savings withdrawals.

                  LIABILITIES. Savings deposits decreased $3.6 million, or 3.6%, to $95.8 million at September 30, 1999 from $99.4 million at December 31, 1998. Borrowed money decreased $10.9 million as a result of a $10.9 million decrease in securities sold under agreements to repurchase.

                  Advances from the FHLB were $10.0 million at September 30, 1999 and December 31, 1998. The advances have terms of 10 years at a fixed interest rate. The funds were invested in U. S. government agency securities.

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

                  NET INCOME. The Company's net income for the three and nine months ended September 30, 1999 was $241,000 and $655,000, respectively, compared to $266,000 and $914,000 for the three and nine months ended September 30, 1998, respectively. The $25,000 and $259,000 decrease in net income for the three and nine months ended September 30, 1999, respectively, was negatively impacted by a decrease in net interest income and a decline in noninterest income, partially offest by the positive impact of a decrease in non-interest expense.

                  NET INTEREST INCOME. Net interest income totaled $918,000 for the three months ended September 30, 1999 compared to $971,000 for the three months ended September 30, 1998. The $54,000, or 5.5%, decrease in net interest income was the result of a decline in the ratio of average interest-earning assets to average interest-bearing liabilities from 118.34% for the three months ended September 30, 1998 to 115.86% for the three months ended September 30, 1999. The reduction in the ratio was primarily attributable to management's continued planned use of funds to repurchase the company's common stock. The impact of this was partially offset by an increase in the third quarter interest rate spread.

                  Net interest income totaled $2.7 million for the nine months ended September 30, 1999 compared to $3.1 million for the nine months ended September 30, 1998. The $360,000, or 11.7%, decrease in net interest income was the result of a decline in the ratio of average interest-earning assets to average interest-bearing liabilities from 120.34% for the nine months ended September 30, 1998 to 115.68% for the nine months ended September 30, 1999. In addition, the interest rate spread for the nine months ended September 30, 1999 declined to 2.32% from 2.37% for the comparable 1998 period.

                  INTEREST INCOME. Interest income on loans receivable decreased $77,000, or 7.3%, for the three months ended September 30, 1999. The decrease in interest income on loans receivable was the result of a $2.0 million, or 3.9%, decrease in the average balance of loans receivable, coupled with a 29 basis point decline in the average yield on loans receivable for the three months ended September 30, 1999.

                  Interest income on loans receivable decreased $549,000, or 15.8%, for the nine months ended September 30, 1999. The decrease in interest income on loans receivable was the result of a $7.1 million, or 13.1%, decrease in the average balance of loans receivable for the nine months ended September 30, 1999, coupled with a decline in the average yield on loans receivable from 8.51% for the nine months ended September 30, 1998 to 8.25% for the nine months ended September 30, 1999.

                  Interest income on mortgage-backed securities increased $33,000 and $309,000 for the three and nine months ended September 30, 1999, respectively. The increase in both instances resulted from an increase in the average balance of mortgage-backed securities, partially offset by a decline in the average yield on mortgage-backed securities. For the three and nine months ended September 30, 1999, the average balance of mortgage-backed securities increased $3.4 million, or 15.4%, and $8.1 million, or 46.2%, respectively.

                  Interest income on investment securities decreased $56,000, or 8.1%, to $638,000 for the three months ended September 30, 1999. The decrease in interest income on investment securities was the result of a $5.3 million, or 10.5%, decrease in the average balance of investment securities, coupled with a 17 basis point increase in the average yield on investment securities for the three months ended September 30, 1999. Interest income on investment securities remained consistent at $1.9 million for the nine months ended September 30, 1999 and 1998.

                  Interest income on interest-bearing deposits decreased $100,000, or 61.5%, and decreased $326,000, or 48.9%, during the three and nine months ended September 30, 1999, respectively. The decrease in both instances resulted from a decrease in the average balance of interest-bearing deposits, offset partially by a decline in the average yield on interest-bearing deposits for the three and nine months ended September 30, 1999. For the three and nine months ended September 30, 1999, the average balance of interest-bearing deposits decreased $6.7 million, or 54.3%, and $6.5 million, or 38.8%, respectively. The decline in the average yield on interest-bearing deposits decreased 82 basis points and 87 basis points for the three and nine months ended September 30, 1999, respectively.

                  INTEREST EXPENSE. Interest expense on savings deposits decreased $38,000, or 3.7%, to $1.01 million for the three months ended September 30, 1999 from $1.05 million for the three months ended September 30, 1998. The average balance of deposits increased $1.8 million, or 1.9%, however, this was more than offset by a decrease in the average cost of deposits from 4.44% for the three months ended September 30, 1998 to 4.20% for the three months ended September 30, 1999.

                  Interest expense on savings deposits decreased $67,000, or 2.1%, to $3.07 million for the nine months ended September 30, 1999 from $3.14 million for the nine months ended September 30, 1998. The average balance of deposits increased $2.9 million, or 3.0%, however, this was more than offset by a decrease in the average cost of deposits from 4.41% for the nine months ended September 30, 1998 to 4.19% for the nine months ended September 30, 1999.

                  Interest expense on borrowed money decreased $108,000 and $172,000 for the three and nine months ended September 30, 1999, respectively.

                  Interest expense on securities sold under agreements to repurchase decreased $110,000, or 91.9%, to $10,000 for the three months ended September 30, 1999 from $120,000 for the three months ended September 30, 1998. The decrease in interest expense on securities sold under agreements to repurchase was the result of a $8.5 million, or 90.8% decrease in the average balance of securities sold under agreements to repurchase.

                  Interest expense on securities sold under agreements to repurchase decreased $234,000, or 67.3%, to $113,000 for the nine months ended September 30, 1999 from $347,000 for the nine months ended September 30, 1998. The decrease in interest expense on securities sold under agreements to repurchase was the result of a $5.6 million, or 61.8% decrease in the average balance of securities sold under agreements to repurchase, combined with a 75 basis point decline in the average cost of securities sold under agreements to repurchase for the comparable 1998 period.

                  Interest expense on FHLB advances was $123,000 and $363,000 for the three and nine months ended September 30, 1999, respectively, compared to $122,000 and $301,000 for the three and nine months ended September 30, 1998, respectively. The average balance on FHLB advances was $10.0 million for the three and nine months ended September 30, 1999, respectively. The average balance on FHLB advances was $10.0 million and $8.4 million for the three and nine months ended September 30, 1998, respectively. The average cost of FHLB advances was 4.92% and 4.88% for the three month period and 4.84% and 4.81% for the nine month period ending September 30, 1999 and 1998, respectively.

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

                  During the three and nine months ended September 30, 1999, the provision for loan losses was zero as no significant problem loans were identified and the loan portfolio did not increase significantly. The loan loss provision was $17,000 for the nine months ended September 30, 1998.

                  The Company's allowance for loan losses was $412,000, or .84%, of loans outstanding at September 30, 1999, compared to $449,000, or .92%, of loans outstanding at December 31, 1998. The Company's level of net loans charged-off during the nine months ended September 30, 1999 was $40,000, which represented .09% of average loans outstanding. There were no charge-offs or recoveries during the quarter ended September 30, 1999. Based on current levels in the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at September 30, 1999.

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

                  NONINTEREST INCOME. Noninterest income was $36,000 and $122,000 for the three and nine months ended September 30, 1999, respectively, compared to $53,000 and $158,000 for the three and nine months ended September 30, 1998. The decrease in noninterest income for the three and nine months ended September 30, 1999 was mainly attributable to a $17,000 and $38,000 decrease in other fee income, respectively.

                  NONINTEREST EXPENSE. Noninterest expense was $604,000 and $642,000 for the three months ended September 30, 1999 and 1998, respectively, and $1.9 million for both the nine month periods ended September 30, 1999 and 1998.

                  INCOME TAX EXPENSE. Income tax expense for the three and nine months ended September 30, 1999 was $108,000 and $294,000, respectively, compared to income tax expense of $116,000 and $397,000 for the three and nine months ended September 30, 1998. The Company's effective tax rate for the three and nine months ended September 30, 1999 was 30.8% and 31.0%, respectively, compared to 30.3% and 30.3% for the three and nine months ended September 30, 1998. The effective tax rate for each period was below the statutory rate of 34% due to the Company's investment in tax exempt securities.



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

                  A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At September 30, 1999, cash and cash equivalents totaled $6.6 million.

                  The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the nine months ended September 30, 1999, purchases of investment securities and mortgage-backed securities totaled $94.8 million and $10.9 million, respectively, while loan originations totaled $12.0 million. These investments were funded primarily from loan and mortgage-backed security repayments of $19.8 million and investment securities sales and maturities of $103.0 million.

                  Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow additional funds from the Federal Home Loan Bank (FHLB). At September 30, 1999, the Company had $10.0 million in outstanding advances from the FHLB.

                  At September 30, 1999, the Company exceeded all of its regulatory capital requirements. The Company and the Company's subsidiary banks actual and required capital amounts and ratios as of September 30, 1999 are as follows:


                                                                     Actual                 Capital Requirements
                                                             ----------------------------------------------------
(Dollars in thousands)                                       Amount          Ratio         Amount      Ratio
-----------------------------------------------------------------------------------------------------------------
Total capital
  (to risk-weighted assets):
     Company                                                 $21,185         41.7%         4,061       8.00%
     Chester National Bank                                   $16,402         37.9%         3,463       8.00%
     Chester National Bank of Missouri                         3,331         50.6%           526       8.00%
Tier 1 capital
  (to risk-weighted assets):
     Company                                                 $20,773         40.9%         2,031       4.00%
     Chester National Bank                                   $16,070         37.1%         1,732       4.00%
     Chester National Bank of Missouri                         3,251         49.4%           263       4.00%
Tier 1 capital
  (to average assets):
     Company                                                 $20,773         15.9%         3,926       3.00%
     Chester National Bank                                   $16,070         13.7%         3,517       3.00%
     Chester National Bank of Missouri                         3,251         28.0%           349       3.00%



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

YEAR 2000 ISSUES

                  During the next several months, many companies, including financial institutions such as the Company, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinquish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. In 1997, the Company began the process of identifying the many software applications and hardware devices expected to be impacted by this issue. The Company outsources its principal data processing activities to a third party, and purchased most of its software applications from third party vendors. The Company believes that its vendors are actively addressing the problems associated with the "Year 2000" issue. The Company has completed the assessment and testing phases of its program and is currently testing its contingency plan.

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

                  The Company has completed all Year 2000 remediation and testing activities. Although the Company has initiated Year 2000 communications with key vendors, service providers and other parties material to the Company's operations and is monitoring the progress of such third parties in their Year 2000 compliance efforts, such third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty. For that reason, the Company has developed a contingency plan to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur. The Company completed all Year 2000 testing of the contingency plan during the third quarter 1999 and will continue to plan, monitor and test the contingency plan.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.


                                                                           At September 30,   At December 31,
                                                                           ----------------   ---------------
                                                                                1999               1998
                                                                                ----               ----
                                                                                (Dollars in Thousands)
                                                                     --------------------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate
     Residential real estate                                                     $ 91               $150
     Commercial                                                                    --                 --
     Consumer                                                                       8                  6
                                                                                 ----               ----
        Total                                                                      99                156
                                                                                 ----               ----

Accruing loans which are contractually past due 90 days or
more:
     Residential real estate                                                       --                 --
     Commercial                                                                    --                 --
     Consumer                                                                      --                 --
                                                                                 ----               ----
        Total                                                                      --                 --
                                                                                 ----               ----
Total non-performing loans                                                         99                156

Real estate acquired by foreclosure, net                                          288                128
                                                                                 ----               ----
     Total non-performing assets                                                 $387               $284
                                                                                 ====               ====


     Total non-performing loans to net loans                                     0.20%              0.32%
                                                                                 ====               ====


         Total allowance for loan losses to
           non-performing loans                                                  413.68%            287.41%
                                                                                 ======             ======
          Total non-performing assets to total assets                              0.30%              0.20%
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

                                  Chester Bancorp, Inc.

                                  By: /s/ Michael W. Welge
                                      --------------------------------
                                      Michael W. Welge
                                      Chairman of the Board, President and Chief
                                                       Financial Officer
                                                   (Duly Authorized Officer)
Dated:  November 9, 1999

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