Form 10-Q
period 2000-03-31
CHESTER BANCORP INC
filed 2000-05-11
CIK 1010838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

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

                                 Yes [X]  No [  ]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,347,518 on May 5, 2000.
================================================================================

                                    FORM 10-Q
                                      Index

                                                                                                     Page
                                                                                                    Number
PART I.     FINANCIAL INFORMATION
   Item 1. Financial Statements

            Consolidated Balance Sheets..........................................................        4

            Consolidated Statements of Income....................................................        5

            Consolidated Statement of Stockholders' Equity.......................................        6

            Consolidated Statements of Cash Flows................................................        7

            Consolidated Statements of Comprehensive Income......................................        8

            Notes to Consolidated Financial Statements...........................................        9

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................................       11

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................................       17

   Item 2.  Changes in Securities................................................................       17

   Item 3.  Defaults upon Senior Securities......................................................       17

   Item 4. Submission of Matters to a Vote
            of Securities Holders................................................................       17

   Item 5.  Other Information....................................................................       17

   Item 6.  Exhibits and Reports on Form 8-K.....................................................       17

Signature........................................................................................       18

Exhibit Index....................................................................................       19


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999
                                   (Unaudited)

                                                                                           March 31,           December 31,
                                    Assets                                                   2000                 1999
                                    ------                                                   ----                 ----

Cash                                                                                     $  1,101,538         $  1,245,259
Interest-bearing deposits                                                                   2,435,827            4,592,041
                                                                                         ------------          -----------
         Total cash and cash equivalents                                                    3,537,365            5,837,300
Investment securities:
   Available for sale, at fair value (cost of $4,757,590 and $5,003,271 at                  4,725,601            4,961,045
      March 31, 2000 and December 31, 1999, respectively)
   Held to maturity, at cost (fair value of $34,368,836 and $34,977,915 at                 35,571,552           36,193,546
      March 31, 2000 and December 31, 1999, respectively)
Mortgage-backed securities:
   Available for sale, at fair value (cost of $6,336,987 and $7,175,687 at                  6,125,346            7,009,588
      March 31, 2000 and December 31, 1999, respectively)
   Held to maturity, at cost (fair value of $13,370,077 and $14,413,424 at                 13,708,773           14,724,664
      March 31, 2000 and December 31, 1999, respectively)
Loans receivable, net                                                                      48,351,406           48,277,319
Accrued interest receivable                                                                   860,172            1,151,180
Real estate acquired by foreclosure, net                                                      184,149              186,288
Office property and equipment, net                                                          1,512,920            1,524,196
Deferred tax asset, net                                                                       211,927              198,513
Other assets                                                                                  354,698              328,183
                                                                                         ------------         ------------
                                                                                         $115,143,909         $120,391,822
                                                                                         ============         ============
                     Liabilities and Stockholders' Equity

Savings deposits                                                                         $ 92,074,153         $ 90,752,941
Borrowed money                                                                              1,850,000            7,807,000
Accrued interest payable                                                                      142,781              139,069
Advance payments by borrowers for taxes and insurance                                         525,379              376,431
Income taxes payable                                                                          132,280              326,001
Accrued expenses and other liabilities                                                         68,241              117,198
                                                                                         ------------         ------------
         Total liabilities                                                                 94,792,834           99,518,640
                                                                                         ------------         ------------

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125 shares
      issued at March 31, 2000 and December 31, 1999                                           21,821               21,821
   Additional paid-in capital                                                              21,531,243           21,521,985
   Retained earnings, substantially restricted                                             14,811,830           14,681,473
   Accumulated other comprehensive loss                                                     (151,050)            (129,165)
   Unearned ESOP shares                                                                   (1,524,300)          (1,538,040)
   Unearned restricted stock awards                                                         (351,931)            (393,480)
   Treasury stock, at cost: 834,072 and 792,572 shares at
      March 31, 2000 and December 31, 1999, respectively                                 (13,986,538)         (13,291,412)
                                                                                         ------------         ------------
         Total stockholders' equity                                                        20,351,075           20,873,182
                                                                                         ------------         ------------
                                                                                         $115,143,909         $120,391,822
                                                                                         ============         ============


      See accompanying notes to unaudited consolidated financial statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                   Three Months Ended March 31, 2000 and 1999

                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                    ------------------
                                                                                                        March 31,
                                                                                               2000                  1999
                                                                                               ----                  ----
Interest income:
         Loans receivable                                                                 $ 1,003,355             $ 974,715
         Mortgage-backed securities                                                           321,059               350,270
         Investments                                                                          598,899               604,836
         Interest-bearing deposits, federal funds sold and bankers' acceptances                29,528               186,444
                                                                                          -----------             ---------

                  Total interest income                                                     1,952,841             2,116,265
                                                                                          -----------             ---------
Interest expense:
         Savings deposits                                                                     959,769             1,048,204
         Borrowed money                                                                        60,845               179,353
                                                                                          -----------             ---------
                  Total interest expense                                                    1,020,614             1,227,557
                                                                                          -----------             ---------
                  Net interest income                                                         932,227               888,708
Provision for loan losses                                                                         -                       -
                                                                                          -----------             ---------
         Net interest income after provision for loan losses                                  932,227               888,708
                                                                                          -----------             ---------
Noninterest income:
         Late charges and other fees                                                           30,252                40,383
         Loss on sale of investment securities, net                                           (22,969)                    -
         Gain on sale of mortgage-backed securities, net                                        1,139                     -
         Other                                                                                  4,675                 4,290
                                                                                          -----------             ---------
                  Total noninterest income                                                     13,097                44,673
                                                                                          -----------             ---------
Noninterest expense:
         Compensation and employee benefits                                                   330,965               336,262
         Occupancy                                                                             65,971                68,412
         Data processing                                                                       42,973                37,225
         Advertising                                                                            9,774                16,352
         Federal deposit insurance premiums                                                     5,410                14,547
         Other                                                                                137,893               145,220
                                                                                          -----------             ---------
                  Total noninterest expense                                                   592,986               618,018
                                                                                          -----------             ---------
                  Income before income tax expense                                            352,338               315,363
Income tax expense                                                                            100,016                97,661
                                                                                          -----------             ---------
                  Net income                                                              $   252,322             $ 217,702
                                                                                          ===========             =========

Earnings per common share - basic                                                               $ .20                 $ .17
                                                                                                =====                 =====
Earnings per common share - diluted                                                             $ .20                 $ .16
                                                                                                =====                 =====

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 2000
                                   (Unaudited)



                                                                                Retained      Accumulated
                                            Common stock         Additional     earnings,        other       Unearned
                                         --------------------      paid-in    substantially  comprehensive     ESOP
                                         Shares        Amount      capital     restricted        loss         shares
                                         ------        ------      -------     ----------        ----         ------

Balance, December 31, 1999           2,182,125          $21,821  $21,521,985    $14,681,473    $(129,165)  $(1,538,040)


Net income                                 -                -            -          252,322            -            -


Purchase of treasury stock                 -                -            -              -              -            -


Amortization of restricted stock           -                -            -              -              -            -
awards


Amortization of ESOP awards                -                -          9,258            -              -        13,740


Dividends on common stock                                                          (121,965)
    at $.10 per share
                                           -                -            -                             -            -

Change in accumulated
other comprehensive loss                   -                -            -              -        (21,885)           -
                                     ---------          -------  -----------    -----------    ----------  ------------

Balance, March 31, 2000              2,182,125          $21,821  $21,531,243    $14,811,830    $(151,050)  $(1,524,300)
                                     =========          =======  ===========    ===========    ==========  ============


                                              Unamortized            Treasury Stock              Total
                                               restricted        -----------------------     Stockholders'
                                              stock awards       Shares           Amount        equity
                                              ------------       ------           ------        ------

Balance, December 31, 1999                   $(393,480)         792,572         $(13,291,412)  $20,873,182


Net income                                           -                -                    -       252,322


Purchase of treasury stock                           -           41,500             (695,126)     (695,126)


Amortization of restricted stock                41,549                -                    -        41,549
awards


Amortization of ESOP awards                          -                -                    -        22,998


Dividends on common stock
    at $.10 per share
                                                     -                -                    -      (121,965)

Change in accumulated
other comprehensive loss                             -                -                    -       (21,885)
                                             ----------         -------          ------------  -----------

Balance, March 31, 2000                      $(351,931)         834,072          (13,986,538)  $20,351,075
                                             ==========         =======          ============  ===========



See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                March 31,           March 31,
                                                                                  1999                1998
                                                                                  ----                ----
Cash flows from operating activities:
  Net income                                                                $   252,322          $   217,702
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                          37,095               36,528
        Deferred fees, discounts, and premiums                                   (7,226)              68,720
        Stock plans                                                              64,547               64,734
      Decrease in accrued interest receivable                                   291,007              101,073
      Increase (decrease) in accrued interest payable                             3,712              (34,722)
      Increase (decrease) in income taxes, net                                 (193,721)                   -
      (Gain)loss on sale of investment securities, net                           22,969                    -
      (Gain)loss on sale of mortgage-backed securities, net                      (1,139)                   -
        Net change in other assets and other liabilities                        (75,470)            (203,415)
                                                                             ----------          -----------
        Net cash provided by operating activities                               394,096              250,620
                                                                             ----------          -----------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable                                                          2,908,836            3,387,556
    Mortgage-backed securities                                                1,312,630            2,901,531
    Proceeds from the maturity of investment securities available for sale      500,000            2,735,673
    Proceeds from the maturity of investment securities held to maturity      3,340,000           64,679,760
    Proceeds from the sale of investment securities available for sale        1,202,031              147,187
    Proceeds from the sale of mortgage-backed securities available for sale     538,389                    -
  Cash invested in:
    Loans receivable                                                         (2,988,917)          (1,393,249)
    Mortgage-backed securities held to maturity                                      -            (7,613,685)
    Investment securities held to maturity                                   (2,700,000)         (60,641,947)
    Investment securities available for sale                                 (1,479,389)                   -
  Proceeds from sale of real estate acquired by foreclosure                       2,139              113,068
  Purchase of office properties and equipment                                  (25,819)              (56,413)
                                                                             ----------          -----------
        Net cash provided by investing activities                             2,609,900            4,259,474
                                                                             ----------          -----------
Cash flows from financing activities:
  Increase (decrease) in savings deposits                                     1,321,212              (29,305)
  Increase (decrease) in securities sold under agreements to repurchase               -           (6,880,389)
  Repayments of FHLB advances                                                (5,000,000)                   -
  Repayments of federal funds purchased                                        (957,000)                   -
  Increase in advance payments by borrowers for taxes and insurance             148,948              214,625
  Purchase of treasury stock                                                   (695,126)            (619,712)
  Dividends paid                                                               (121,965)             (91,028)
                                                                             ----------          -----------
        Net cash provided by (used in) financing activities                  (5,303,931)           7,405,809
                                                                             ----------          -----------
        Net increase (decrease) in cash and cash equivalents                 (2,299,935)           2,895,718
Cash and cash equivalents, beginning of period                                5,837,300           16,796,839
                                                                             ----------          -----------
Cash and cash equivalents, end of period                                     $3,537,365          $13,901,121
                                                                             ==========          ===========
Supplemental information:
  Interest paid                                                              $1,016,902          $ 1,262,280
  Income taxes paid                                                             304,224                2,940
                                                                             ==========          ===========
Noncash investing and financing activities:
  Loans transferred to real estate acquired by foreclosure                   $        -          $   168,224
  Interest credited to savings deposits                                      $  635,009          $   626,101
                                                                             ==========          ===========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                                    ---------
                                             2000                1999
                                            -----                ----

Net income                                  $ 252,322         $ 217,702

Other comprehensive income, net of tax:
  Unrealized holding gain (loss) on
    securities available for sale           $  (8,350)        $(116,645)

  Less adjustment for realized gains
    included in net income                  $ (13,535)        $        -
                                            ----------        ----------

      Total other comprehensive loss        $ (21,885)        $(116,645)
                                            ----------        ----------
      Comprehensive income                  $ 230,437         $ 101,057
                                            ==========        ==========




     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   Three Months Ended March 31, 2000 and 1999

                                   (Unaudited)

(1)      Basis of Presentation
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated financial statements as of March 31, 2000, and for the three months ended March 31, 2000 and 1999.

         Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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


         The computation of EPS for the three months ended March 31, 2000 and 1999 follows:

                                                            March 31,                 March 31,
                                                              2000                      1999
                                                              ----                      ----
Basic EPS:
  Net income                                               $  252,322                $  217,702
                                                           ----------                ----------
  Average common shares outstanding                         1,232,056                 1,319,398
                                                           ----------                ----------
  Basic EPS                                                $     0.20                $     0.17
                                                           ----------                ----------
Diluted EPS:
  Net income                                               $  252,322                $  217,702
                                                           ----------                ----------
  Average common shares outstanding                         1,232,056                 1,319,398
  Dilutive potential due to stock options                      33,081                    33,031
                                                           ----------                ----------

  Average number of common shares and dilutive potential
    common shares outstanding                               1,265,137                 1,352,429
                                                           ----------                ----------
  Diluted EPS                                              $     0.20                $      .16
                                                           ----------                ----------


(3)      Employee Stock Ownership Plan (ESOP)
         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 30 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $22,998 and $23,186 for the three months ended March 31, 2000 and 1999, respectively.


         The ESOP shares as of March 31, 2000 are as follows:

                  Allocated shares                                                20,766
                  Committed to be released shares                                  1,374
                  Unreleased shares                                              152,430
                                                                              ----------
                      Total ESOP shares                                          174,570
                  Fair value of unreleased shares                             $2,534,149


(4)      Restricted Stock Awards
         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that 82,921 common shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account is amortized to compensation expense over the vesting period. Compensation expense was $41,549 for both the three months ended March 31, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                  The principal business of Chester Bancorp, Inc. and its subsidiaries (the Company) consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one-to four-family residences and to invest in securities of the U. S. government, mortgage-backed securities, and other securities. To a lesser extent, the Company engages in various forms of consumer lending. The Company's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans, mortgage-backed securities and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits, securities sold under agreements to repurchase, federal funds purchased and FHLB advances.

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

                  In February, 1999, the Company opened a full service branch facility within a retail store located in Perryville, Missouri. In June, 1999, the Company closed its loan origination office in Cape Girardeau, Missouri. Loan originations in the secondary market are now processed through the Perryville, MO location.

                  In November, 1999, the Company completed the sale of its branch in Pinckneyville, Illinois. The purchase and assumption transaction included the sale of approximately $10,000,000 of deposits at a premium. The Company believes that based upon the premium obtained in the sale and the strategic focus of the Company, the sale was in the best interest of the Company and the shareholders.

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

FINANCIAL CONDITION

                  ASSETS. The Company's total assets decreased by $5.2 million, or 4.4%, to $115.1 million at March 31, 2000 from $120.4 million at December 31, 1999. The decrease in the Company's asset size was attributable to a decrease in interest bearing deposits and investment securities which was attributable to the $6.0 million decrease in borrowed money during the quarter ended March 31, 2000.

                  Loans receivable increased $74,000, or .2%, to $48.4 million at March 31, 2000 from $48.3 million at December 31, 1999. The increase in loans receivable resulted from a combined impact of increased loan origination volume of $1.6 million, and a reduction in principal repayments on loans receivable. The reduction in repayments is primarily due to the increasing interest rate environment that has been experienced during the last half of 1999 and first quarter of 2000.

                  Mortgage-backed securities at March 31, 2000 were $19.8 million compared to $21.7 million at December 31, 1999. Investment securities decreased $857,000, or 2.1%, to $40.3 million at March 31, 2000, from $41.2 million at December 31, 1999. During the three months ended March 31, 2000, management used funds to purchase additional shares of treasury stock and fund the repayment of borrowed money with the proceeds from the maturity of investment securities and mortgage-backed securities.

                  Cash, interest-bearing deposits, federal funds sold and bankers' acceptances, on a combined basis, decreased $2.3 million, or 39.4%, to $3.5 million at March 31, 2000 from $5.8 million at December 31, 1999. During the three months ended March 31, 2000, management used funds to purchase additional shares of treasury stock and fund the decline in borrowed money.

                  LIABILITIES. Savings deposits increased $1.3 million, or 1.5% during the three months ended March 31, 2000. Borrowed money decreased $6.0 million, or 76.3%, from $7.8 million at December 31, 1999 to $1.9 million at March 31, 2000. The decrease was the result of a $5.0 million decrease FHLB advances and a $957,000 decrease in federal funds purchased. There were no securities sold under agreements to repurchase as of March 31, 2000 and December 31, 1999, respectively.

                  Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee Corporation, (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee, which at times has had as much as $25 million in funds on deposit, typically with short terms. At March 31, 2000 and 1999, the balance of funds on deposit with the Company was $ 15.6 million, and $12.3 million, respectively, which included securities sold under agreements to repurchase.


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

                  NET INCOME. The Company's net income for the three months ended March 31, 2000 was $252,322, compared to $217,702 for the three months ended March 31, 1999. Net income for the three months ended March 31, 2000 was positively impacted by an increase in net interest income, combined with a decline in noninterest expense. The increase was partially offset by the negative impact of a decline in noninterest income.

                  NET INTEREST INCOME. Net interest income totaled $932,000 for the three months ended March 31, 2000 compared to $889,000 for the three months ended March 31, 1999. The $44,000, or 4.9%, increase in net interest income was the result of an increase in the ratio of average interest-earning assets to average interest-bearing liabilities of 118.3% for the three months ended March 31, 2000 compared to 115.1% for the three months ended March 31, 1999. The increase was positively impacted by a 59 basis point increase in the average yield on interest-earning assets for the three months ended March 31, 2000.

                  INTEREST INCOME. Interest income on loans receivable increased $29,000, or 2.9%, for the three months ended March 31, 2000. The increase in interest income on loans receivable was the result of a $1.2 million, or 2.9%, increase in the average balance of loans receivable. The average yield on loans receivable was 8.27% and 8.29% for the three months ended March 31, 2000 and March 31, 1999, respectively.

                  Interest income on mortgage-backed securities decreased $29,000, or 8.3%, for the three months ended March 31, 2000. The decrease in interest income on mortgage-backed securities for the three months ended March 31, 2000 was the result of a $2.9 million, or 12.2%, decrease in the average balance of mortgage-backed securities, partially offset by an increase in the average yield of 6.12% for the three months ended March 31, 2000 from 5.86% for the three months ended March 31, 1999.

                  Interest earned on investment securities was $599,000 for the three months ended March 31, 2000, compared to $605,000 for the three months ended March 31, 1999. The $6,000, or 1.0% decrease in interest income on investment securities was the result of a decrease in the average balance of investment securities of $4.2 million, or 9.4%, positively offset by an increase in the average yield on investment securities of 6.27% for the three months ended March 31, 2000 from 5.59% for the three months ended March 31, 1999. The decrease in the average balance on investment securities was due to the decline in borrowed money.

                  Interest income on interest-bearing deposits decreased $151,000, or 83.7%, during the three months ended March 31, 2000. The decrease resulted from a decrease in the average balance of interest-bearing deposits of $13.5 million, or 82.2%, for the three months ended March 31, 2000. The decrease in the average balance on interest-bearing deposits was due to the decline in borrowed money.

                  INTEREST EXPENSE. Interest expense on savings deposits was $960,000 for the three months ended March 31, 2000 compared to $1.0 million for the three months ended March 31, 1999. The average balance of deposits decreased $8.4 million, or 8.4%. The decrease in the average balance of deposits reflects a $9.3 million decrease in savings deposits from the sale of the Company's Pinckneyville, Illinois branch, which occurred in November, 1999.

                  Interest expense on borrowed money decreased $119,000 for the three months ended March 31, 2000. Interest expense on securities sold under agreements to repurchase was $60,000 for the three months ended March 31, 1999, whereas there was no interest expense on securities sold under agreements to repurchase during the period ended March 31, 2000. Interest expense on FHLB advances decreased $88,000, or 73.9%, to $31,000 for the three months ended March 31, 2000. The decrease in interest expense on FHLB advances was due to repayment of $5.0 million of these borrowing during February, 2000. Interest expense on federal funds purchased was $30,000 for the three months ended March 31, 2000, whereas there was no interest expense on federal funds purchased during the comparable period ended March 31, 1999.

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

                  During the quarters ended March 31, 2000 and 1999, the provision for loan losses was zero as no significant problem loans were identified and the allowance for loan losses was deemed by management to be adequate.

                  The Company's allowance for loan losses was $610,000, or 1.3%, of loans outstanding at March 31, 2000, compared to $605,000, or 1.3%, of loans outstanding at December 31, 1999. The Company's level of recoveries on net loans charged-off during the quarter ended March 31, 2000 was $5,000. Based on current levels in the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at March 31, 2000.

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

                  NONINTEREST INCOME. Noninterest income was $13,000 for the three months ended March 31, 2000 compared to $45,000 for the three months ended March 31, 1999. The $32,000 decrease in noninterest income was attributable to a $22,000 net loss realized on the sale of available for sale investment securities and mortgage-backed securities, combined with a $10,000 decrease in other fee income.

                  NONINTEREST EXPENSE. Noninterest expense decreased $25,000, or 4.1%, for the three months ended March 31, 2000. The decrease in noninterest expense for the three months ended March 31, 2000 resulted from a $6,000 decrease in compensation expense, a $7,000 decrease in advertising expense, a $9,000 decrease in federal insurance premiums and a $7,000 decrease in other expense, partially offset by an $6,000 increase in data processing expense. These fluctuations are the result of normal operating procedures. The decrease in federal insurance premiums reflects the adjustment made in accordance with the terms of the assessment imposed by Congress in 1996. In addition to the assessment the Federal Deposit Insurance Corporation ("FDIC") collects for federal deposit insurance, they also collect a separate assessment on behalf of the Financing Corporation ("FICO"). Prior to January 1, 2000, deposits insured by the Bank Insurance Fund ("BIF") were assessed by FICO at one-fifth the rate applicable to deposits by the Savings Association Insurance Fund ("SAIF"). When Congress imposed this rate differential in 1996, it also provided that the differential would terminate at the end of 1999 calender year. Accordingly, the assessments paid for the period starting January 1, 2000, were assessed at the same FICO rate for both BIF and SAIF insured deposits. As a result, the Company's SAIF FICO assessment was lower.

                  INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2000 was $100,000, compared to income tax expense of $98,000 for the three months ended March 31, 1999. The Company's effective tax rate for the three months ended March 31, 2000 was 28.4%, compared to 31.0% for the three months ended March 31, 1999. The effective tax rate for each period was below the statutory rate of 34% due to the Company's investment in tax exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary sources of funds consist of deposits, securities sold under agreements to repurchase, federal funds purchased, FHLB advances, repayments and prepayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit base. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest in other interest-bearing assets, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the remainder of 2000.

                  A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At March 31, 2000, cash and cash equivalents totaled $3.5 million.

                  The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the three months ended March 31, 2000, purchases of investment securities totaled $4.2 million while loan originations totaled $3.0 million. These investments were funded primarily from loan and mortgage-backed security repayments of $4.2 million and investment securities sales and maturities of $5.6 million.

                  Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow by purchasing federal funds or borrow funds from the Federal Home Loan Bank (FHLB). At March 31, 2000, the Company had no outstanding advances from the FHLB, and had $1.9 million of federal funds purchased.

                  At March 31, 2000, the Company exceeded all of its regulatory capital requirements. The Company and the Company's subsidiary banks actual and required capital amounts and ratios as of March 31, 2000 are as follows:

                                                                    Actual               Capital Requirements
                                                             ---------------------------------------------------------
(Dollars in thousands)                                       Amount          Ratio         Amount      Ratio
----------------------------------------------------------------------------------------------------------------------
Total capital
  (to risk-weighted assets):
        Company                                              $21,076         43.8%         3,846       8.00%
        Chester National Bank                                $17,022         41.7%         3,265       8.00%
        Chester National Bank of Missouri                      3,378         50.3%           537       8.00%
Tier 1 capital
  (to risk-weighted assets):
       Company                                               $20,502         42.7%         1,923       4.00%
       Chester National Bank                                 $16,532         40.5%         1,632       4.00%
       Chester National Bank of Missouri                       3,294         49.0%           269       4.00%
Tier 1 capital
  (to average assets):
       Company                                               $20,502         16.9%         3,636       3.00%
       Chester National Bank                                 $16,532         15.4%         3,216       3.00%
       Chester National Bank of Missouri                       3,294         26.1%           378       3.00%



IMPACT OF INFLATION AND CHANGING PRICES

                  The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                                    At March 31,               At December 31,
                                                                    ------------               ---------------
                                                                        2000                         1999
                                                                        ----                         ----
                                                                              (Dollars in Thousands)
                                                               -------------------------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate
         Residential real estate                                        $78                     $276
         Commercial                                                  ------                   ------
         Consumer                                                         5                        5
                                                                     ------                   ------
               Total                                                     84                      281
                                                                     ------                   ------

Accruing loans which are contractually past due 90 days or more:
         Residential real estate                                         --                       --
         Commercial                                                      --                       --
         Consumer                                                        --                       --
                                                                     ------                   ------
                Total                                                    --                       --
                                                                     ------                   ------
Total non-performing loans                                               84                      281

Real estate acquired by foreclosure, net                                184                      153
                                                                     ------                   ------
         Total non-performing assets                                   $268                     $434
                                                                     ======                   ======


         Total non-performing loans to net loans                       0.17%                    0.61%
                                                                     ======                   ======
         Total allowance for loan losses to
           non-performing loans                                      728.58%                  148.05%
                                                                     ======                   ======
         Total non-performing assets to total assets                  0.23%                    0.32%
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

     None

Item 3.  Defaults upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

         On March 10, 2000, the Company solicited proxies for the annual meeting of stockholders of the Company held on April 7, 2000. The meeting involved the election of three directors and the adoption of the 2000 Stock Option Plan. The directors up for election were elected by the vote of 1,067,993 shares for John R. Beck, M.D., 1,067,993 for Thomas
         E. Welch, Jr. and 1,067,868 shares for James C. McDonald out of 1,071,193 shares present at the meeting, either in person or by proxy. The 2000 Stock Option Plan was approved by the vote of 1,053,493 shares out of 1,064,593 shares present at the meeting, either in person or by proxy.

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

                                    Chester Bancorp, Inc.

                                    By: /s/ Michael W. Welge
                                        --------------------------------------
                                        Michael W. Welge
                                        Chairman of the Board, President and
                                        Chief Financial Officer
                                           (Duly Authorized Officer)
Dated:  May 11, 2000

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