Form 10-Q
period 2000-06-30
CHESTER BANCORP INC
filed 2000-08-09
CIK 1010838

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

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

                                 Yes [X]  No [  ]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,317,746 on August 4, 2000.

================================================================================

                                    FORM 10-Q
                                      Index

                                                                                                     Page
                                                                                                    Number

PART I.     FINANCIAL INFORMATION
   Item 1. Financial Statements

            Consolidated Balance Sheets..........................................................        4

            Consolidated Statements of Income....................................................        5

            Consolidated Statement of Stockholders' Equity.......................................        7

            Consolidated Statements of Cash Flows................................................        8

            Consolidated Statements of Comprehensive Income......................................        9

            Notes to Consolidated Financial Statements...........................................       10

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................................       12

   Item 3. Quantitative and Qualitative Disclosures About Market Risks...........................       19

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings.....................................................................       20

   Item 2. Changes in Securities.................................................................       20

   Item 3. Defaults upon Senior Securities.......................................................       20

   Item 4. Submission of Matters to a Vote
            of Securities Holders................................................................       20

   Item 5.  Other Information....................................................................       20

   Item 6.  Exhibits and Reports on Form 8-K.....................................................       20

Signature........................................................................................       21

Exhibit Index....................................................................................       22


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999
                                   (Unaudited)

                                                                                   June 30,         December 31,
                                    Assets                                           2000               1999
                                    ------                                           ----               ----

Cash                                                                             $     882,964    $   1,245,259
Interest-bearing deposits                                                            2,379,358        4,592,041
                                                                                 -------------    -------------
         Total cash and cash equivalents                                             3,262,322        5,837,300
Investment securities:
   Available for sale, at fair value (cost of $4,781,362 and $5,003,271 at           4,747,612        4,961,045
      June 30, 2000 and December 31, 1999, respectively)
   Held to maturity, at cost (fair value of $34,152,362 and $34,977,915 at          35,345,581       36,193,546
      June 30, 2000 and December 31, 1999, respectively)
Mortgage-backed securities:
   Available for sale, at fair value (cost of $5,909,580 and $7,175,687 at           5,691,684        7,009,588
      June 30, 2000 and December 31, 1999, respectively)
   Held to maturity, at cost (fair value of $12,368,177 and $14,413,424 at          12,628,591       14,724,664
      June 30, 2000 and December 31, 1999, respectively)
Loans receivable, net                                                               48,055,986       48,277,319
Accrued interest receivable                                                          1,072,455        1,151,180
Real estate acquired by foreclosure, net                                               184,149          186,288
Office property and equipment, net                                                   1,475,109        1,524,196
Deferred tax asset, net                                                                327,197          198,513
Other assets                                                                           335,518          328,183
                                                                                 -------------    -------------
                                                                                 $ 113,126,204    $ 120,391,822
                                                                                 =============    =============
                     Liabilities and Stockholders' Equity
                     ------------------------------------

Savings deposits                                                                 $  92,111,859    $  90,752,941
Borrowed money                                                                            --          7,807,000
Accrued interest payable                                                                94,063          139,069
Advance payments by borrowers for taxes and insurance                                  698,335          376,431
Income taxes payable                                                                      --            326,001
Accrued expenses and other liabilities                                                 106,738          117,198
                                                                                 -------------    -------------
         Total liabilities                                                          93,010,995       99,518,640
                                                                                 -------------    -------------

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125 shares
    issued at June 30, 2000 and December 31, 1999                                       21,821           21,821
   Additional paid-in capital                                                       21,374,391       21,521,985
   Retained earnings, substantially restricted                                      14,960,480       14,681,473
   Accumulated other comprehensive loss                                               (156,021)        (129,165)
   Unearned ESOP shares                                                             (1,510,560)      (1,538,040)
   Unearned restricted stock awards                                                   (310,383)        (393,480)
   Treasury stock, at cost: 851,107 and 792,572 shares at
      June 30, 2000 and December 31, 1999, respectively                            (14,264,519)     (13,291,412)
                                                                                 -------------    -------------
         Total stockholders' equity                                                 20,115,209       20,873,182
                                                                                 -------------    -------------
                                                                                 $ 113,126,204    $ 120,391,822
                                                                                 =============    =============

      See accompanying notes to unaudited consolidated financial statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                    Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                                June 30,
                                                                                                --------
                                                                                         2000              1999
                                                                                         ----              ----
Interest income:
         Loans receivable                                                              $  999,955       $  956,645
         Mortgage-backed securities                                                       293,826          395,799
         Investments                                                                      615,131          633,714
         Interest-bearing deposits, federal funds sold and bankers' acceptances            17,421           91,871
                                                                                       ----------       ----------
                  Total interest income                                                 1,926,333        2,078,029
                                                                                       ----------       ----------
Interest expense:
         Savings deposits                                                                 960,919        1,012,662
         Borrowed money                                                                    37,723          163,588
                                                                                       ----------       ----------
                  Total interest expense                                                  998,642        1,176,250
                                                                                       ----------       ----------
                  Net interest income                                                     927,691          901,779
Provision for loan losses                                                                    --               --
                                                                                       ----------       ----------
         Net interest income after provision for loan losses                              927,691          901,779
                                                                                       ----------       ----------
Noninterest income:
         Late charges and other fees                                                       30,083           35,610
         Other                                                                             13,612            6,301
                                                                                       ----------       ----------
                  Total noninterest income                                                 43,695           41,911
                                                                                       ----------       ----------
Noninterest expense:
         Compensation and employee benefits                                               325,422          343,262
         Occupancy                                                                         65,601           70,358
         Data processing                                                                   36,793           39,329
         Advertising                                                                       10,974           17,883
         Federal deposit insurance premiums                                                 4,702           14,555
         Other                                                                            138,834          173,230
                                                                                       ----------       ----------
                  Total noninterest expense                                               582,326          658,617
                                                                                       ----------       ----------
                  Income before income tax expense                                        389,060          285,073
Income tax expense                                                                        105,168           89,050
                                                                                       ----------       ----------
                  Net income                                                           $  283,892       $  196,023
                                                                                       ==========       ==========

Earnings per common share - basic                                                      $      .24       $      .15
                                                                                       ==========       ==========
Earnings per common share - diluted                                                    $      .23       $      .15
                                                                                       ==========       ==========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                             ----------------
                                                                                                 June 30,
                                                                                                 --------
                                                                                          2000              1999
                                                                                          ----              ----
Interest income:
         Loans receivable                                                               $ 2,003,310      $ 1,931,360
         Mortgage-backed securities                                                         614,885          746,069
         Investments                                                                      1,214,030        1,238,551
         Interest-bearing deposits, federal funds sold and bankers' acceptances              46,949          278,315
                                                                                        -----------      -----------
                  Total interest income                                                   3,879,174        4,194,295
                                                                                        -----------      -----------
Interest expense:
         Savings deposits                                                                 1,920,688        2,060,866
         Borrowed money                                                                      98,568          342,941
                                                                                        -----------      -----------
                  Total interest expense                                                  2,019,256        2,403,807
                                                                                        -----------      -----------
                  Net interest income                                                     1,859,918        1,790,488
Provision for loan losses                                                                      --               --
                                                                                        -----------      -----------
         Net interest income after provision for loan losses                              1,859,918        1,790,488
                                                                                        -----------      -----------
Noninterest income:
         Late charges and other fees                                                         60,334           75,993
         Loss on sale of investment securities, net                                         (22,969)            --
         Gain on sale of mortgage-backed securities, net                                      1,139             --
         Other                                                                               18,287           10,591
                                                                                        -----------      -----------
                  Total noninterest income                                                   56,791           86,584
                                                                                        -----------      -----------
Noninterest expense:
         Compensation and employee benefits                                                 656,387          679,524
         Occupancy                                                                          131,571          138,770
         Data processing                                                                     79,766           76,554
         Advertising                                                                         20,748           34,235
         Federal deposit insurance premiums                                                  10,111           29,102
         Other                                                                              276,728          318,452
                                                                                        -----------      -----------
                  Total noninterest expense                                               1,175,311        1,276,637
                                                                                        -----------      -----------
                  Income before income tax expense                                          741,398          600,435
Income tax expense                                                                          205,184          186,711
                                                                                        -----------      -----------
                  Net income                                                            $   536,214      $   413,724
                                                                                        ===========      ===========

Earnings per common share - basic                                                       $       .44      $       .32
                                                                                        ===========      ===========
Earnings per common share - diluted                                                     $       .43      $       .31
                                                                                        ===========      ===========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 2000
                                   (Unaudited)

                                                                                          Retained         Accumulated
                                                                           Additional     earnings,           other
                                                     Common stock            paid-in    substantially     comprehensive
                                                 ---------------------       capital      restricted          loss
                                               Shares            Amount      -------      ----------          ----

Balance, December 31, 1999                     2,182,125   $     21,821   $ 21,521,985    $ 14,681,473    $   (129,165)


Net income                                             -              -              -         536,214               -

Purchase of treasury stock                             -              -              -               -               -

Issuance of treasury stock for restricted              -              -       (166,110)        (10,382)              -
  stock awards

Stock options exercised                                -              -              -          (5,729)              -

Amortization of restricted stock awards                -              -              -               -               -

Amortization of ESOP awards                            -              -         18,516               -               -

Dividends on common stock
  at $.20 per share                                    -              -              -        (241,096)              -

Change in accumulated other
  comprehensive loss                                   -              -              -               -         (26,856)
                                            ------------   ------------   ------------    ------------    ------------

Balance, June 30, 2000                         2,182,125   $     21,821   $ 21,374,391    $ 14,960,480    $   (156,021)
                                            ============   ============   ============    ============    ============

                                              Unearned      Unamortized             Treasury Stock             Total
                                                ESOP        restricted          -----------------------     Stockholders'
                                               shares      stock awards          Shares        Amount          equity
                                               ------      ------------          ------        ------          ------

Balance, December 31, 1999                 $ (1,538,040)   $   (393,480)        792,572    $(13,291,412)   $ 20,873,182


Net income                                            -               -               -               -         536,214

Purchase of treasury stock                            -               -          76,946      (1,246,971)     (1,246,971)

Issuance of treasury stock for restricted             -               -         (11,865)        176,492               -
  stock awards

Stock options exercised                               -               -          (6,546)         97,372          91,643

Amortization of restricted stock awards               -          83,097               -               -          83,097

Amortization of ESOP awards                      27,480               -               -               -          45,996

Dividends on common stock
  at $.20 per share                                   -               -               -               -        (241,096)

Change in accumulated other
  comprehensive loss                                  -               -               -               -         (26,856)
                                           ------------    ------------    ------------    ------------    ------------

Balance, June 30, 2000                     $ (1,510,560)   $   (310,383)        851,107    $(14,264,519)   $ 20,115,209
                                           ============    ============    ============    ============    ============






     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                         June 30,               June 30,
                                                                                           2000                   1999
                                                                                           ----                   ----
Cash flows from operating activities:
  Net income                                                                          $    536,214          $    413,724
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                                     74,906                71,576
        Deferred fees, discounts, and premiums                                              (1,160)              (87,748)
        Stock plans                                                                        220,736               129,299
      Decrease in accrued interest receivable                                               78,724              (328,498)
      Increase (decrease) in accrued interest payable                                      (45,006)              (62,997)
      Increase (decrease) in income taxes, net                                            (438,225)               38,090
      Provision for losses on real estate acquired through foreclosure                           -                10,000
      (Gain)loss on sale of investment securities, net                                      22,969                     -
      (Gain)loss on sale of mortgage-backed securities, net                                 (1,139)                    -
      Dividend on FHLB Stock                                                               (13,900)                    -
        Net change in other assets and other liabilities                                   (17,793)              (40,932)
                                                                                      ------------          ------------
        Net cash provided by operating activities                                          416,326               142,514
                                                                                      ------------          ------------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable                                                                     5,694,121             7,625,394
    Mortgage-backed securities                                                           2,814,268             6,129,930
    Proceeds from the maturity of investment securities available for sale                 500,000             5,735,000
    Proceeds from the maturity of investment securities held to maturity                 3,565,000            88,175,670
    Proceeds from the sale of investment securities available for sale                   1,202,031               147,187
    Proceeds from the sale of mortgage-backed securities available for sale                538,389                     -
  Cash invested in:
    Loans receivable                                                                    (5,482,631)           (6,707,454)
    Mortgage-backed securities held to maturity                                                  -           (10,882,216)
    Investment securities held to maturity                                              (2,700,000)          (90,343,634)
    Investment securities available for sale                                            (1,489,262)                 --
  Proceeds from sale of real estate acquired by foreclosure                                  6,844               132,398
  Purchase of office properties and equipment                                              (25,819)              (59,166)
                                                                                      ------------          ------------
        Net cash provided by investing activities                                        4,622,941               (46,891)
                                                                                      ------------          ------------
Cash flows from financing activities:
  Increase (decrease) in savings deposits                                                1,358,918            (3,805,022)
  Increase (decrease) in securities sold under agreements to repurchase                          -            (6,880,389)

  Repayments of FHLB advances                                                           (5,000,000)                    -
  Repayments of federal funds purchased                                                 (2,807,000)                    -
  Increase in advance payments by borrowers for taxes and insurance                        321,904               357,271
  Purchase of treasury stock                                                            (1,246,971)           (1,147,525)
  Dividends paid                                                                          (241,096)             (193,437)
                                                                                      ------------          ------------
        Net cash provided by (used in) financing activities                             (7,614,245)          (11,669,102)
                                                                                      ------------          ------------
        Net increase (decrease) in cash and cash equivalents                            (2,574,978)          (11,573,479)
Cash and cash equivalents, beginning of period                                           5,837,300            16,796,839
                                                                                      ------------          ------------
Cash and cash equivalents, end of period                                              $  3,262,322          $  5,223,360
                                                                                      ============          ============
Supplemental information:
  Interest paid                                                                       $  2,064,262          $  2,466,804
  Income taxes paid                                                                   $    656,024          $    148,621
                                                                                      ============          ============
Noncash investing and financing activities:
  Loans transferred to real estate acquired by foreclosure                            $     45,776          $    388,596
  Interest credited to savings deposits                                               $  1,309,492          $  1,314.472
                                                                                      ============          ============

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)



                                                           Three Months Ended        Six Months Ended
                                                                June 30,                 June 30,
                                                                --------                 --------

                                                           2000         1999        2000         1999
                                                           ----         ----        ----         ----

Net income                                              $ 283,892    $ 196,023    $ 536,214    $ 413,724
Other comprehensive income, net of tax
  Unrealized holding gain (loss) on
    securities available for sale                       $  (4,971)   $ (45,771)   $ (13,321)   $(162,416)

Less adjustment for realized gains
  included in net income                                $       -    $       -    $ (13,535)   $       -
                                                        ---------    ---------    ---------    ---------

          Total other comprehensive income              $  (4,971)   $ (45,771)   $ (26,856)   $(162,416)
                                                        ---------    ---------    ---------    ---------
          Comprehensive income                          $ 278,921    $ 150,252    $ 509,358    $(251,308)
                                                        =========    =========    =========    =========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Six Months Ended June 30, 2000 and 1999

                                   (Unaudited)

(1)      Basis of Presentation
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated financial statements as of June 30, 2000, and for the three and six months ended June 30, 2000 and 1999.

         Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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


         The computation of EPS for the three and six months ended June 30, 2000 and 1999 follows:

                                                        Three Months Ended        Six Months Ended
                                                             June 30,                  June 30,

                                                        2000         1999         2000         1999
                                                        ----         ----         ----         ----

Basic EPS:
  Net income                                         $  283,892   $  196,023   $  536,214   $  413,724
                                                     ==========   ==========   ==========   ==========
  Average common shares outstanding                   1,192,742    1,284,515    1,219,687    1,289,193
                                                     ==========   ==========   ==========   ==========
  Basic EPS                                          $     0.24   $     0.15   $     0.44   $     0.32
                                                     ==========   ==========   ==========   ==========


Diluted EPS:
  Net income                                         $  283,892   $  196,023   $  536,214   $  413,724
                                                     ==========   ==========   ==========   ==========
  Average common shares outstanding                   1,192,742    1,284,515    1,219,687    1,289,193
  Dilutive potential due to stock options                33,297       32,375       33,189       32,679
                                                     ----------   ----------   ----------   ----------


Average number of common shares
  and dilutive potential common
   shares outstanding                                 1,226,039    1,316,890    1,252,876    1,321,872
                                                     ==========   ==========   ==========   ==========
Diluted EPS                                          $     0.23   $      .15   $     0.43   $     0.31
                                                     ==========   ==========   ==========   ==========

(3)      Employee Stock Ownership Plan (ESOP)
         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 30 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $45,996 and $46,202 for the six months ended June 30, 2000 and 1999, respectively.


         The ESOP shares as of June 30, 2000 are as follows:


                Allocated shares                                   20,766
                Committed to be released shares                     2,748
                Unreleased shares                                 151,056
                                                             ------------
                    Total ESOP shares                             174,570
                                                             ============
                Fair value of unreleased shares                $2,511,306
                                                             ============



(4)      Restricted Stock Awards
         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that 82,921 common shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account is amortized to compensation expense over the vesting period. Compensation expense was $83,097 for both the six months ended June 30, 2000 and 1999.

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

FINANCIAL CONDITION

              ASSETS. The Company's total assets decreased by $7.3 million, or 6.0%, to $113.1 million at June 30, 2000 from $120.4 million at December 31, 1999. The decrease in the Company's asset size was attributable to a decrease in interest bearing deposits and investment securities which was attributable to the $7.8 million decrease in borrowed money during the six months ended June 30, 2000.

              Loans receivable deceased $221,000, or .5%, to $48.1 million at June 30, 2000 from $48.3 million at December 31, 1999. The decrease in loans receivable resulted from a decrease in loan origination volume of $1.2 million, positively offset by a reduction in principal repayments on loans receivable of $1.8 million. The reduction in repayments is primarily due to the increasing interest rate environment that has been experienced during the last half of 1999 and first half of 2000.

              Mortgage-backed securities at June 30, 2000 were $18.3 million compared to $21.7 million at December 31, 1999. Investment securities decreased $1.1 million, or 2.6%, to $40.1 million at June 30, 2000, from $41.2 million at December 31, 1999. During the six months ended June 30, 2000, management used funds to purchase additional shares of treasury stock and fund the repayment of borrowed money with the proceeds from the maturity of investment securities and mortgage-backed securities.

              Cash, interest-bearing deposits and federal funds sold, on a combined basis, decreased $2.6 million, or 44.1%, to $3.3 million at June 30, 2000 from $5.8 million at December 31, 1999. During the six months ended June 30, 2000, management used funds to purchase additional shares of treasury stock and fund the decline in borrowed money.

              LIABILITIES. Savings deposits increased $1.4 million, or 1.5% during the six months ended June 30, 2000. At June 30, 2000 there was no borrowed money compared to $7.8 million at December 31, 1999. The $7.8 million, or 100.0% decrease was the result of a $5.0 million decrease FHLB advances and a $2.8 million decrease in federal funds purchased. There were no securities sold under agreements to repurchase at June 30, 2000 and December 31, 1999, respectively.

              Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee Corporation, (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee, which at times has had as much as $25 million in funds on deposit, typically with short terms. At June 30, 2000 and December 31, 1999, the balance of funds on deposit with the Company was $17.8 million, and $14.8 million, respectively.


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

              NET INCOME. The Company's net income for the three and six months ended June 30, 2000 was $283,892 and $536,214, respectively, compared to $196,023 and $413,724 for the three and six months ended June 30, 1999, respectively. The $88,000 and $122,000 increase in net income for the three and six months ended June 30, 2000, respectively, was positively impacted by an increase in net interest income, combined with a decline in noninterest expense.

              NET INTEREST INCOME. Net interest income totaled $928,000 for the three months ended June 30, 2000 compared to $902,000 for the three months ended June 30, 1999. The $26,000, or 2.9%, increase in net interest income was the result of an increase in the ratio of average interest-earning assets to average interest-bearing liabilities of 118.4% for the three months ended June 30, 2000 compared to 116.0% for the three months ended June 30, 1999. The increase was positively impacted by a 69 basis point increase in the average yield on interest-earning assets for the three months ended June 30, 2000.

              Net interest income totaled $1.9 million for the six months ended June 30, 2000 compared to $1.8 million for the six months ended June 30, 1999. The $69,000, or 3.9%, increase in net interest income was the result of an increase in the ratio of average interest-earning assets to average interest-bearing liabilities of 118.6% for the six months ended June 30, 2000 compared to 115.8% for the six months ended June 30, 1999.

              INTEREST INCOME. Interest income on loans receivable increased $43,000, or 4.5%, for the three months ended June 30, 2000. The increase in interest income on loans receivable was the result of a $1.7 million, or 3.7%, increase in the average balance of loans receivable. The average yield on loans receivable was 8.34% and 8.27% for the three months ended June 30, 2000 and June 30, 1999, respectively.

              Interest income on loans receivable increased $72,000, or 3.7%, for the six months ended June 30, 2000. The increase in interest income on loans receivable was the result of a $1.4 million, or 3.0%, increase in the average balance of loans receivable for the six months ended June 30, 2000. The average yield on loans receivable was 8.31% and 8.25% for the six months ended June 30, 2000 and June 30, 1999, respectively.

              Interest income on mortgage-backed securities decreased $102,000 and $131,000 for the three and six months ended June 30, 2000, respectively. The decrease in both instances resulted from a decrease in the average balance of mortgage-backed securities, partially offset by an increase in the average yield on mortgage-backed securities. For the three and six months ended June 30, 2000, the average balance of mortgage-backed securities decreased $8.3 million, or 30.3% and $5.6 million, or 21.9%, respectively.

              Interest earned on investment securities was $615,000 for the three months ended June 30, 2000, compared to $634,000 for the three months ended June 30, 1999. The $19,000, or 2.9% decrease in interest income on investment securities was the result of a decrease in the average balance of investment securities of $6.6 million, or 14.2%, positively offset by an increase in the average yield on investment securities of 6.54% for the three months ended June 30, 2000 from 5.65% for the three months ended June 30, 1999. The decrease in the average balance on investment securities was due to the decline in borrowed money.

              Interest earned on investment securities was $1.2 million for both the six month period ended June 30, 2000, and the six month period ended June 30, 1999. Interest income on investment securities remained constant due to a 78 basis point increase in the average yield on investment securities, offset by a $5.3 million, or 11.6%, decrease in the average balance of investment securities for the six months ended June 30, 2000.

              Interest income on interest-bearing deposits decreased $74,000, or 81.0%, and decreased $231,000, or 83.1%, during the three and six months ended June 30, 2000, respectively. The decrease in both instances resulted from a decrease in the average balance of interest-bearing deposits, coupled with a decline in the average yield on interest-bearing deposits for the three and six months ended June 30, 2000. For the three and six months ended June 30, 2000, the average balance of interest-bearing deposits decreased $6.7 million, or 79.0%, and $10.3 million, or 81.1%, respectively. The decline in the average yield on interest-bearing deposits decreased 29 basis points and 48 basis points for the three and six months ended June 30, 2000, respectively. The decrease in the average balance on interest-bearing deposits was due to the decline in borrowed money.

              INTEREST EXPENSE. Interest expense on savings deposits was $961,000 and $1.9 million for the three and six months ended June 30, 2000 compared to $1.0 million and $2.1 million for the three and six months ended June 30, 1999. The average balance of deposits decreased $7.3 million, or 7.5%, and $7.8 million, or 8.0%, for the three and six months ended June 30, 2000, respectively. The decrease in the average balance of deposits reflects a $9.3 million decrease in savings deposits from the sale of the Company's Pinckneyville, Illinois branch, which occurred in November, 1999.

              Interest expense on borrowed money decreased $126,000 and $244,000 for the three and six months ended June 30, 2000.

              Interest expense on securities sold under agreements to repurchase was $43,000 and $104,000 for the three and six months ended June 30, 1999, whereas there was no interest expense on securities sold under agreements to repurchase during the three and six month period ended June 30, 2000.

              Interest expense on FHLB advances was $31,000 for the six months ended June 30, 2000, compared to $120,000 and $239,000 for the three and six months ended June 30, 1999. The decrease in interest expense on FHLB advances was the result of a $10.0, or 100.0%, and $8.8 million, or 87.9%, decrease in the average balance of FHLB advances for the three and six months ended June 30, 2000, respectively.

              Interest expense on federal funds purchased was $26,000 and $56,000 for the three and six months ended June 30, 2000, whereas there was no interest expense on federal funds purchased during the three and six months ended June 30, 1999.

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

              During the quarters ended June 30, 2000 and 1999, the provision for loan losses was zero as no significant problem loans were identified and the allowance for loan losses was deemed by management to be adequate.

              The Company's allowance for loan losses was $608,000, or 1.3%, of loans outstanding at June 30, 2000, compared to $605,000, or 1.3%, of loans outstanding at December 31, 1999. The Company's level of net loans charged-off during the six months ended June 30, 2000 was $3,000, which represented .01% of average loans outstanding. Based on current levels in the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at June 30, 2000.

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

              NONINTEREST INCOME. Noninterest income was $44,000 and $57,000 for the three and six months ended June 30, 2000, respectively, compared to $42,000 and $87,000 for the three and six months ended June 30, 1999. The decrease in noninterest income for the three and six months ended June 30, 2000 was mainly attributable to a $22,000 net loss realized on the sale of available for sale investment securities and mortgage-backed securities, combined with a $6,000 and $16,000 decrease in other fee income, respectively.

              NONINTEREST EXPENSE. Noninterest expense decreased $76,000, or 11.6%, for the three months ended June 30, 2000. The decrease in noninterest expense for the three months ended June 30, 2000 resulted from a $18,000 decrease in compensation expense, a $7,000 decrease in advertising expense, a $10,000 decrease in federal insurance premiums and a $34,000 decrease in other expense. These fluctuations are the result of normal operating procedures. The decrease in federal insurance premiums reflects the adjustment made in accordance with the terms of the assessment imposed by Congress in 1996. In addition to the assessment the Federal Deposit Insurance Corporation ("FDIC") collects for federal deposit insurance, they also collect a separate assessment on behalf of the Financing Corporation ("FICO"). Prior to January 1, 2000, deposits insured by the Bank Insurance Fund ("BIF") were assessed by FICO at one-fifth the rate applicable to deposits by the Savings Association Insurance Fund ("SAIF"). When Congress imposed this rate differential in 1996, it also provided that the differential would terminate at the end of 1999 calender year. Accordingly, the assessments paid for the period starting January 1, 2000, were assessed at the same FICO rate for both BIF and SAIF insured deposits. As a result, the Company's SAIF FICO assessment was lower.

              Noninterest expense decreased $101,000, or 7.9%, for the six months ended June 30, 2000. The decrease in noninterest expense for the six months ended June 30, 2000 resulted from a $23,000 decrease in compensation expense, a $13,000 decrease in advertising expense, a $19,000 decrease in federal insurance premiums and a $42,000 decrease in other expense, partially offset by a $3,000 increase in data processing expense. These fluctuations are the result of normal operating procedures.

              INCOME TAX EXPENSE. Income tax expense for the three and six months ended June 30, 2000 was $105,000 and $89,000, compared to income tax expense of $205,000 and $187,000 for the three months ended June 30, 1999. The Company's effective tax rate for the three and six months ended June 30, 2000 was 27.0% and 31.2% respectively, compared to 27.7% and 31.1% for the three and six months ended June 30, 1999. The effective tax rate for each period was below the statutory rate of 34% due to the Company's investment in tax exempt securities.

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

              A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At June 30, 2000, cash and cash equivalents totaled $3.3 million.

              The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the six months ended June 30, 2000, purchases of investment securities totaled $4.2 million while loan originations totaled $5.5 million. These investments were funded primarily from loan and mortgage-backed security repayments of $8.5 million and investment securities sales and maturities of $5.8 million.

              Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow by purchasing federal funds or borrow funds from the Federal Home Loan Bank (FHLB). At June 30, 2000, the Company had no borrowed money.

              At June 30, 2000, the Company exceeded all of its regulatory capital requirements. The Company and the Company's subsidiary banks actual and required capital amounts and ratios as of June 30, 2000 are as follows:



                                                                     Actual               Capital Requirements
                                                             --------------------------------------------------
(Dollars in thousands)                                       Amount          Ratio         Amount      Ratio
---------------------------------------------------------------------------------------------------------------
Total capital
  (to risk-weighted assets):
      Company                                               $20,832         44.2%         3,767        8.00%
      Chester National Bank                                 $16,431         40.3%         3,262        8.00%
      Chester National Bank of Missouri                       3,395         58.9%           461        8.00%
Tier 1 capital
  (to risk-weighted assets):
      Company                                               $20,271         43.0%         1,884        4.00%
      Chester National Bank                                 $15,943         39.1%         1,631        4.00%
      Chester National Bank of Missouri                       3,322         57.6%           231        4.00%
Tier 1 capital
   (to average assets):
      Company                                               $20,271         17.7%         3,431        3.00%
      Chester National Bank                                 $15,943         15.5%         3,077        3.00%
      Chester National Bank of Missouri                       3,322         31.3%           318        3.00%


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

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.


                                                                     At June 30,             At December 31,
                                                                     -----------             ---------------
                                                                        2000                      1999
                                                                        ----                      ----
                                                                             (Dollars in Thousands)
                                                                   -------------------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate
     Residential real estate                                           $    26                 $     86
     Commercial                                                             --                       --
     Consumer                                                                5                        1
                                                                       -------                 --------
        Total                                                               31                       87
                                                                       -------                 --------

Accruing loans which are contractually past due 90 days or
more:
     Residential real estate                                                --                       --
     Commercial                                                             --                       --
     Consumer                                                               --                       --
                                                                       -------                 --------
        Total                                                               --                       --
                                                                       -------                 --------
Total non-performing loans                                                  31                       87

Real estate acquired by foreclosure, net                                   184                      186
                                                                       -------                 --------
        Total non-performing assets                                    $   215                 $    273
                                                                       =======                 ========


        Total non-performing loans to net loans                           0.07%                    0.18%
                                                                       =======                 ========
        Total allowance for loan losses to
         non-performing loans                                          1927.15%                  698.60%
                                                                       =======                 ========
        Total non-performing assets to total assets                       0.19%                    0.23%
                                                                       =======                 ========

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         There has been no material change to the market risk position of the Company from the end of the last fiscal year on December 31, 1999.

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

                                Chester Bancorp, Inc.

                                By: /s/ Michael W. Welge
                                    -------------------------------------------
                                   Michael W. Welge
                                   Chairman of the Board, President and Chief
                                                    Financial Officer
                                                (Duly Authorized Officer)
Dated:  August 9, 2000

                      EXHIBIT INDEX

Exhibit No.                   Description
-----------  -------------------------------------

27.1         Financial Data Schedule