Form 10-Q
period 2000-09-30
CHESTER BANCORP INC
filed 2000-11-09
CIK 1010838

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                 Yes [X]  No [  ]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,290,946 on October 24, 2000.
================================================================================

                                    FORM 10-Q
                                      Index

                                                                                                     Page
                                                                                                    Number

PART I.    FINANCIAL INFORMATION
   Item 1. Financial Statements

            Consolidated Balance Sheets..........................................................        4

            Consolidated Statements of Income....................................................        5

            Consolidated Statement of Stockholders' Equity.......................................        7

            Consolidated Statements of Cash Flows................................................        8

            Consolidated Statements of Comprehensive Income......................................        9

            Notes to Consolidated Financial Statements...........................................       10

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................................       12

   Item 3. Quantitative and Qualitative Disclosures About Market Risks...........................       21

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings.....................................................................       22

   Item 2. Changes in Securities.................................................................       22

   Item 3. Defaults upon Senior Securities.......................................................       22

   Item 4. Submission of Matters to a Vote
            of Securities Holders................................................................       22

   Item 5. Other Information.....................................................................       22

   Item 6. Exhibits and Reports on Form 8-K......................................................       22

Signature........................................................................................       23

Exhibit Index....................................................................................       24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999
                                   (Unaudited)

                                                                                        September 30,         December 31,
                                    Assets                                                  2000                  1999
                                    ------                                                  ----                  ----
Cash                                                                                      $ 1,233,371          $ 1,245,259
Interest-bearing deposits                                                                   2,274,012            4,592,041
Federal funds sold                                                                          4,220,000                    -
                                                                                        -------------         ------------
         Total cash and cash equivalents                                                    7,727,383            5,837,300
Investment securities:
   Available for sale, at fair value (cost of $4,806,009 and $5,003,271 at
      September 30, 2000 and December 31, 1999, respectively)                               4,831,242            4,961,045
   Held to maturity, at cost (fair value of $34,595,334 and $34,977,915 at
      September 30, 2000 and December 31, 1999, respectively)                              35,344,010           36,193,546
Mortgage-backed securities:
   Available for sale, at fair value (cost of $5,427,977 and $7,175,687 at
      September 30, 2000 and December 31, 1999, respectively)                               5,264,720            7,009,588
   Held to maturity, at cost (fair value of $11,308,526 and $14,413,424 at
      September 30, 2000 and December 31, 1999, respectively)                              11,477,116           14,724,664
Loans receivable, net of allowance for loan loss ($599,316 at
      September 30, 2000 and $605,347 at December 31, 1999, respectively)                  47,906,917           48,277,319
Accrued interest receivable                                                                   991,193            1,151,180
Real estate acquired by foreclosure, net                                                      145,289              186,288
Office property and equipment, net                                                          1,449,893            1,524,196
Income taxes receivable                                                                       100,374                    -
Deferred tax asset, net                                                                       171,797              198,513
Other assets                                                                                  340,377              328,183
                                                                                        -------------         ------------
                                                                                        $ 115,750,311         $120,391,822
                                                                                        =============         ============
                     Liabilities and Stockholders' Equity
                     ------------------------------------

Savings deposits                                                                         $ 95,150,905         $ 90,752,941
Borrowed money                                                                                      -            7,807,000
Accrued interest payable                                                                       95,388              139,069
Advance payments by borrowers for taxes and insurance                                         675,604              376,431
Income taxes payable                                                                                -              326,001
Accrued expenses and other liabilities                                                        160,846              117,198
                                                                                        -------------         ------------
         Total liabilities                                                                 96,082,743           99,518,640
                                                                                        -------------         ------------

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125 shares
      issued at September 30, 2000 and December 31, 1999                                       21,821               21,821
   Additional paid-in capital                                                              21,383,649           21,521,985
   Retained earnings, substantially restricted                                             15,090,928           14,681,473
   Accumulated other comprehensive loss                                                      (85,575)            (129,165)
   Unearned ESOP shares                                                                   (1,496,820)          (1,538,040)
   Unearned restricted stock awards                                                         (268,835)            (393,480)
   Treasury stock, at cost: 891,179 and 792,572 shares at
      September 30, 2000 and December 31, 1999, respectively                             (14,977,600)         (13,291,412)
                                                                                        -------------         ------------
         Total stockholders' equity                                                        19,667,568           20,873,182
                                                                                        -------------         ------------
                                                                                        $ 115,750,311        $ 120,391,822
                                                                                        =============        =============

      See accompanying notes to unaudited consolidated financial statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                  ------------------
                                                                                                     September 30,
                                                                                                     -------------
                                                                                               2000                  1999
                                                                                               ----                  ----
Interest income:
         Loans receivable                                                                 $ 1,014,506             $ 988,210
         Mortgage-backed securities                                                           263,673               369,533
         Investments                                                                          597,661               638,370
         Interest-bearing deposits, federal funds sold and bankers' acceptances                39,699                62,796
                                                                                          -----------             ---------
                  Total interest income                                                     1,915,539             2,058,909
                                                                                          -----------             ---------
Interest expense:
         Savings deposits                                                                   1,031,163             1,008,472
         Borrowed money                                                                             -               132,922
                                                                                          -----------             ---------
                  Total interest expense                                                    1,031,163             1,141,394
                                                                                          -----------             ---------
                  Net interest income                                                         884,376               917,515
Provision for loan losses                                                                         -                     -
                                                                                          -----------             ---------
         Net interest income after provision for loan losses                                  884,376               917,515
                                                                                          -----------             ---------
Noninterest income:
         Late charges and other fees                                                           35,973                30,753
         Other                                                                                  6,113                 4,883
                                                                                          -----------             ---------
                  Total noninterest income                                                     42,086                35,636
                                                                                          -----------             ---------
Noninterest expense:
         Compensation and employee benefits                                                   299,229               320,707
         Occupancy                                                                             72,884                69,486
         Data processing                                                                       34,090                37,025
         Advertising                                                                           12,129                11,922
         Federal deposit insurance premiums                                                     5,086                14,400
         Other                                                                                139,604               150,733
                                                                                          -----------             ---------
                  Total noninterest expense                                                   563,022               604,273
                                                                                          -----------             ---------
                  Income before income tax expense                                            363,440               348,878
Income tax expense                                                                            105,750               107,527
                                                                                          -----------             ---------
                  Net income                                                              $   257,690             $ 241,351
                                                                                          ===========             =========

Earnings per common share - basic                                                               $ .22                 $ .19
                                                                                          ===========             =========
Earnings per common share - diluted                                                             $ .22                 $ .19
                                                                                          ===========             =========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                 -----------------
                                                                                                   September 30,
                                                                                                   -------------
                                                                                               2000                  1999
                                                                                               ----                  ----
Interest income:
         Loans receivable                                                                 $ 3,017,817            $2,919,570
         Mortgage-backed securities                                                           878,557             1,115,602
         Investments                                                                        1,811,691             1,876,921
         Interest-bearing deposits, federal funds sold and bankers' acceptances                86,648               341,111
                                                                                          -----------            ----------
                  Total interest income                                                     5,794,713             6,253,204
                                                                                          -----------            ----------
Interest expense:
         Savings deposits                                                                   2,951,851             3,069,338
         Borrowed money                                                                        98,568               475,863
                                                                                          -----------            ----------
                  Total interest expense                                                    3,050,419             3,545,201
                                                                                          -----------            ----------
                  Net interest income                                                       2,744,294             2,708,003
Provision for loan losses                                                                         -                     -
                                                                                          -----------            ----------
         Net interest income after provision for loan losses                                2,744,294             2,708,003
                                                                                          -----------            ----------
Noninterest income:
         Late charges and other fees                                                           96,308               106,746
         Loss on sale of investment securities, net                                          (22,969)                     -
         Gain on sale of mortgage-backed securities, net                                        1,139                     -
         Other                                                                                 24,400                15,474
                                                                                          -----------            ----------
                  Total noninterest income                                                     98,878               122,220
                                                                                          -----------            ----------
Noninterest expense:
         Compensation and employee benefits                                                   955,617             1,000,231
         Occupancy                                                                            204,456               208,256
         Data processing                                                                      113,856               113,579
         Advertising                                                                           32,877                46,157
         Federal deposit insurance premiums                                                    15,198                43,502
         Other                                                                                416,331               469,185
                                                                                          -----------            ----------
                  Total noninterest expense                                                 1,738,335             1,880,910
                                                                                          -----------            ----------
                  Income before income tax expense                                          1,104,837               949,313
Income tax expense                                                                            310,934               294,238
                                                                                          -----------            ----------
                  Net income                                                              $   793,903            $  655,075
                                                                                          ===========            ==========

Earnings per common share - basic                                                               $ .66                 $ .51
                                                                                          ===========            ==========
Earnings per common share - diluted                                                             $ .65                 $ .50
                                                                                          ===========            ==========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 2000
                                   (Unaudited)



                                                                                                         Retained       Accumulated
                                                             Common stock            Additional          earnings,         other
                                                             ------------              paid-in         substantially   comprehensive
                                                         Shares        Amount          capital          restricted         loss
                                                         ------        ------          -------          ----------         ----
Balance, December 31, 1999                              2,182,125      $21,821      $ 21,521,985       $ 14,681,473    $   (129,165)

Net income                                                   --           --                --              793,903            --

Purchase of treasury stock                                   --           --                --                 --              --

Issuance of treasury stock for restricted
      stock awards                                           --           --            (166,110)           (10,382)           --

Stock options exercised                                      --           --                --               (5,728)           --

Amortization of restricted stock awards                      --           --                --                 --              --

Amortization of ESOP awards                                  --           --              27,774               --              --

Dividends on common stock
    at $.31 per share                                        --           --                --             (368,338)           --

Change in accumulated other
    comprehensive loss                                       --           --                --                 --            43,590

                                                        ---------      -------      ------------       ------------    ------------
Balance, September  30, 2000                            2,182,125      $21,821      $ 21,383,649       $ 15,090,928    $    (85,575)
                                                        =========      =======      ============       ============    ============

                                                         Unearned       Unamortized           Treasury Stock               Total
                                                           ESOP         restricted            --------------           Stockholders'
                                                          shares       stock awards     Shares          Amount            Equity
                                                          ------       ------------     ------          ------            ------

Balance, December 31, 1999                             $(1,538,040)     $(393,480)      792,572      $(13,291,412)     $ 20,873,182

Net income                                                    --             --            --                --             793,903


Purchase of treasury stock                                    --             --         117,018        (1,960,052)       (1,960,052)

Issuance of treasury stock for restricted
      stock awards                                            --             --         (11,865)          176,492              --

Stock options exercised                                       --             --          (6,546)           97,372            91,644

Amortization of restricted stock awards                       --          124,645          --                --             124,645

Amortization of ESOP awards                                 41,220           --            --                --              68,994

Dividends on common stock
    at $.31 per share                                         --             --            --                --            (368,338)

Change in accumulated other
    comprehensive loss                                        --             --            --                --              43,590
                                                       -----------      ---------       -------      ------------      ------------

Balance, September  30, 2000                           $(1,496,820)     $(268,835)      891,179      $(14,977,600)     $ 19,667,568
                                                       ===========      =========       =======      ============      ============








     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                     September 30,        September 30,
                                                                                         2000                  1999
                                                                                         ----                  ----
Cash flows from operating activities:
  Net income                                                                          $   793,903          $   655,075
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                                   112,717              112,143
        Deferred fees, discounts, and premiums                                             12,447             (48,972)
        Stock plans                                                                       285,283              205,891
      Increase (decrease) in accrued interest receivable                                  159,986             (52,852)
      Decrease in accrued interest payable                                               (43,681)             (48,309)
      Increase (decrease) in income taxes, net                                          (426,375)               44,055
      Provision for losses on real estate acquired through foreclosure                          -               10,000
      (Gain)loss on sale of investment securities, net                                     22,969                    -
      (Gain)loss on sale of mortgage-backed securities, net                               (1,139)                    -
      (Gain)loss on sale of real estate owned, net                                        (8,451)                    -
      Dividend on FHLB Stock                                                             (28,500)                    -
      Net change in other assets and other liabilities                                    31,456               (15,229)
                                                                                      -----------          -----------
        Net cash provided by operating activities                                         910,615              861,802
                                                                                      -----------          -----------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable                                                                    7,864,024           10,985,125
    Mortgage-backed securities                                                          4,437,984            8,819,512
    Proceeds from the maturity of investment securities available for sale                500,000            7,235,000
    Proceeds from the maturity of investment securities held to maturity                3,565,000           95,555,670
    Proceeds from the sale of investment securities available for sale                  1,202,031              229,437
    Proceeds from the sale of mortgage-backed securities available for sale               538,389                    -
  Cash invested in:
    Loans receivable                                                                  (7,451,984)          (12,006,683)
    Mortgage-backed securities held to maturity                                                 -          (10,882,216)
    Investment securities held to maturity                                            (2,700,000)          (94,410,532)
    Investment securities available for sale                                          (1,499,309)             (400,000)
  Proceeds from sale of real estate acquired by foreclosure                                     -              127,850
  Purchase of office properties and equipment                                            (38,414)              (70,916)
                                                                                      -----------          -----------
        Net cash provided by investing activities                                       6,417,721            5,182,247
                                                                                      -----------          -----------
Cash flows from financing activities:
  Increase (decrease) in savings deposits                                               4,397,964          (3,608,630)
  Increase (decrease) in securities sold under agreements to repurchase                         -          10,880,389)

  Repayments of FHLB advances                                                         (5,000,000)                   -
  Repayments of federal funds purchased                                               (2,807,000)                   -
  Increase (decrease) in advance payments by borrowers for taxes and insurance            299,173             (58,305)
  Purchase of treasury stock                                                          (1,960,052)          (1,391,606)
  Dividends paid                                                                        (368,338)            (307,628)
                                                                                      -----------          -----------
        Net cash provided by (used in) financing activities                           (5,438,253)         (16,246,558)
                                                                                      -----------          -----------
        Net increase (decrease) in cash and cash equivalents                            1,890,083         (10,202,509)
Cash and cash equivalents, beginning of period                                          5,837,300           16,796,839
                                                                                      -----------          -----------
Cash and cash equivalents, end of period                                              $ 7,727,383          $ 6,594,330
                                                                                      ===========          ===========
Supplemental information:
  Interest paid                                                                       $ 3,094,100          $ 3,593,510
  Income taxes paid                                                                   $   749,924          $   272,321
Noncash investing and financing activities:
  Loans transferred to real estate acquired by foreclosure                            $    45,776          $   388,596
  Interest credited to savings deposits                                               $ 2,073,206          $ 2,016.533

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)


                                                                          Three Months Ended                 Nine Months Ended
                                                                              September 30,                    September 30,
                                                                              -------------                    -------------
                                                                         2000             1999             2000             1999
                                                                         ----             ----             ----             ----
Net income                                                             $ 257,690        $ 241,351        $ 793,903        $ 655,075
Other comprehensive income, net of tax
  Unrealized holding gain (loss) on
    securities available for sale                                      $  70,446        $ (25,572)       $  57,125        $(187,988)

Less adjustment for realized gains
  included in net income                                               $    --          $    --          $ (13,535)       $    --
                                                                       ---------        ---------        ---------        ---------

Total other comprehensive income                                       $  70,446        $ (25,572)       $  43,590        $(187,988)
                                                                       ---------        ---------        ---------        ---------
Comprehensive income                                                   $ 328,136        $ 215,779        $ 837,493        $ 467,087
                                                                       =========        =========        =========        =========

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  Nine Months Ended September 30, 2000 and 1999


(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated financial statements as of September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999.

         Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The Company has not included disclosures regarding specific segments since management makes operating decisions and assesses performance based on the Company as a whole.

(2)      Earnings Per Share (EPS)

         Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.


         The computation of EPS for the three and nine months ended September 30, 2000 and 1999 follows:

                                                                      Three Months Ended                     Nine Months Ended
                                                                         September 30,                         September 30,

                                                                    2000               1999               2000               1999
                                                                    ----               ----               ----               ----

Basic EPS:
  Net income                                                     $  257,690         $  241,351         $  793,903         $  655,075
                                                                 ==========         ==========         ==========         ==========
  Average common shares outstanding                               1,163,606          1,268,212          1,197,794          1,279,227
                                                                 ==========         ==========         ==========         ==========

  Basic EPS                                                      $     0.22         $     0.19         $     0.66         $     0.51
                                                                 ==========         ==========         ==========         ==========


Diluted EPS:
  Net income                                                     $  257,690         $  241,351         $  793,903         $  655,075
                                                                 ==========         ==========         ==========         ==========
  Average common shares outstanding                               1,163,606          1,268,212          1,197,794          1,279,227
  Dilutive potential due to stock options                            32,118             31,356             31,763             31,582
                                                                 ----------         ----------         ----------         ----------


Average number of common shares
  and dilutive potential common
   shares outstanding                                             1,195,724          1,299,568          1,229,557          1,310,809
                                                                 ==========         ==========         ==========         ==========
Diluted EPS                                                      $     0.22         $      .19         $     0.65         $     0.50
                                                                 ==========         ==========         ==========         ==========

(3)      Employee Stock Ownership Plan (ESOP)

         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 30 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $68,994 and $69,217 for the nine months ended September 30, 2000 and 1999, respectively.


         The ESOP shares as of September 30, 2000 are as follows:

                  Allocated shares                                                20,766
                  Committed to be released shares                                  4,122
                  Unreleased shares                                              149,682
                                                                            ------------
                      Total ESOP shares                                          174,570
                                                                            ============
                  Fair value of unreleased shares                             $2,516,529
                                                                            ============


(4)      Restricted Stock Awards

         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that 82,921 common shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account is amortized to compensation expense over the vesting period. Compensation expense was $124,645 for both the nine months ended September 30, 2000 and 1999.

(5)      Pending Adoptions

         In September 2000, Statement on Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued to replace Statement of Financial Accounting No. 125 which was issued in June 1996. Statement No. 125 addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. Statement No. 140 resolves implementation issues which arose as a result of Statement No. 125, but carries forward most of Statement No. 125's provisions. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of Statement No. 140 will have a significant impact on its financial statements.

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

FINANCIAL CONDITION

                  ASSETS. The Company's total assets decreased by $4.6 million, or 3.9%, to $115.8 million at September 30, 2000 from $120.4 million at December 31, 1999. The decrease in the Company's asset size was attributable to a decrease in investment securities and mortgage-backed securities which was attributable to the $7.8 million decrease in borrowed money during the nine months ended September 30, 2000.

                  Loans receivable deceased $370,000, or .8%, to $47.9 million at September 30, 2000 from $48.3 million at December 31, 1999. The slight decrease in loans receivable resulted from a decrease in loan origination volume of $4.6 million during the nine months ended September 30, 2000. This decrease was offset by a reduction in principal repayments on loans receivable of $3.1 million for the nine months ended September 30, 2000. The reduction in repayments is primarily due to the increasing interest rate environment that has been experienced during the nine months of 2000.

                  Mortgage-backed securities at September 30, 2000 were $16.7 million compared to $21.7 million at December 31, 1999. Investment securities decreased $1.0 million, or 2.4%, to $40.2 million at

September 30, 2000, from $41.2 million at December 31, 1999. During the nine months ended September 30, 2000, management used funds to purchase additional shares of treasury stock and fund the repayment of borrowed money with the proceeds from the maturity of investment securities and mortgage-backed securities.

                  Cash, interest-bearing deposits and federal funds sold, on a combined basis, increased $1.9 million, or 32.4%, to $7.7 million at September 30, 2000 from $5.8 million at December 31, 1999. During the nine months ended September 30, 2000, management used funds to purchase additional shares of treasury stock and fund the decline in borrowed money. Management invested the funds from increased savings deposits into short-term interest-bearing deposits.

                  LIABILITIES. Savings deposits increased $4.4 million, or 4.8% during the nine months ended September 30, 2000. The increase in savings deposits was primarily due to management's decision to be more competitive in the rates offered on certificates of deposits during the three months ended September 30, 2000. At September 30, 2000 there was no borrowed money compared to $7.8 million at December 31, 1999. The $7.8 million, or 100.0% decrease was the result of a $5.0 million decrease in FHLB advances and a $2.8 million decrease in federal funds purchased. There were no securities sold under agreements to repurchase at September 30, 2000 and December 31, 1999, respectively.

                  Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee Corporation, (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. That relationship has provided as much as $25 million in funds on deposit, typically with short terms. At September 30, 2000 and December 31, 1999, the balance of funds on deposit with the Company was $21.2 million, and $14.8 million, respectively.


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

                  NET INCOME. The Company's net income for the three and nine months ended September 30, 2000 was $258,000 and $794,000, respectively, compared to $241,000 and $655,000 for the three and nine months ended September 30, 1999, respectively. The $16,000 and $139,000 increase in net income for the three and nine months ended September 30, 2000, respectively, was positively impacted by a decline in noninterest income and was negatively impacted by a decrease in net interest income and noninterest income.

                  NET INTEREST INCOME. Net interest income totaled $884,000 for the three months ended September 30, 2000 compared to $918,000 for the three months ended September 30, 1999. The $33,000, or 3.6%, decrease in net interest income was the result of an increase in the average yield on interest-bearing liabilities to 4.47% for the three months ended September 30, 2000 from 4.27% for the three months ended September 30, 1999, positively offset by a 45 basis point increase in the average yield on interest-earning assets for the three months ended September 30, 2000.

                  Net interest income totaled $2.74 million for the nine months ended September 30, 2000 compared to $2.71 million for the nine months ended September 30, 1999. The $36,000, or 1.3%, increase in net interest income was the result of an increase in the ratio of average interest-earning assets to average interest-bearing liabilities of 118.5% for the nine months ended September 30, 2000 compared to 115.7% for the nine months ended September 30, 1999.

                  INTEREST INCOME. Interest income on loans receivable increased $26,000, or 2.7%, for the three months ended September 30, 2000. The increase in interest income on loans receivable was primarily the result of an increase in the average yield on loans receivable for the three months ended September 30, 2000 of 8.44% from 8.24% for the three months ended September 30, 1999.

                  Interest income on loans receivable increased $98,000, or 3.4%, for the nine months ended September 30, 2000. The increase in interest income on loans receivable was the result of a $1.0 million, or 2.1%, increase in the average balance of loans receivable for the nine months ended September 30, 2000. The average yield on loans receivable was 8.35% and 8.25% for the nine months ended September 30, 2000 and September 30, 1999, respectively.

                  Interest income on mortgage-backed securities decreased $106,000 and $237,000 for the three and nine months ended September 30, 2000, respectively. The decrease in both instances resulted from a decrease in the average balance of mortgage-backed securities, partially offset by an increase in the average yield on mortgage-backed securities. For the three and nine months ended September 30, 2000, the average balance of mortgage-backed securities decreased $7.6 million, or 30.3% and $6.3 million, or 24.7%, respectively. The decrease in the average balance on mortgage-backed securities was due to the purchase of treasury stock and the decline in borrowed money.

                  Interest earned on investment securities was $598,000 for the three months ended September 30, 2000, compared to $638,000 for the three months ended September 30, 1999. The $41,000, or 6.4% decrease in interest income on investment securities was the result of a decrease in the average balance of investment securities of $5.0 million, or 11.1%, positively offset by an increase in the average yield on investment securities to 6.38% for the three months ended September 30, 2000 from 5.93% for the three months ended September 30, 1999. The decrease in the average balance on investment securities was due to the decline in borrowed money.

                  Interest earned on investment securities was $1.8 million for the nine months ended September 30, 2000, compared to $1.9 million for the three months ended September 30, 1999. The $65,000, or 3.5% decrease was the result of a decrease in the average balance of investment securities of $5.0 million, or 11.0%, positively offset by a 64 basis point increase in the average yield on investment securities for the nine months ended September 30, 2000.

                  Interest income on interest-bearing deposits decreased $23,000, or 36.7%, and $254,000, or 74.6%, during the three and nine months ended September 30, 2000, respectively. The decrease in both instances primarily resulted from a decrease in the average balance of interest-bearing deposits. For the three and nine months ended September 30, 2000, the average balance of interest-bearing deposits decreased $2.5 million, or 43.4%, and $7.6 million, or 74.2%, respectively. The decrease in the average balance on interest-bearing deposits was due to the decline in borrowed money.

                  INTEREST EXPENSE. Interest expense on savings deposits was $1.0 million and $3.0 million for the three and nine months ended September 30, 2000 compared to $1.0 million and $3.1 million for the three and nine months ended September 30, 1999. The average balance of deposits decreased $3.8 million, or 4.0%, and $6.5 million, or 6.6%, for the three and nine months ended September 30, 2000, respectively. The decrease in the average balance of deposits reflects a $9.3 million decrease in savings deposits from the sale of the Company's Pinckneyville, Illinois branch, which occurred in November, 1999, positively offset by a $4.4 million increase in savings deposits during the nine months ended September 30, 2000.

                  Interest expense on borrowed money decreased $133,000 and $377,000 for the three and nine months ended September 30, 2000. The decrease in interest expense on borrowed money was attributable to the decline in borrowed money. The proceeds of maturing investment securities, the principal repayment on mortgage-backed securities and the increased funds in savings deposits were used for the repayment of borrowed money.

                  There was no interest expense on securities sold under agreements to repurchase during the three and nine months ended September 30, 2000, whereas interest expense on securities sold under agreements to repurchase was $10,000 and $113,000 for the three and nine months ended September 30, 1999.

                  Interest expense on FHLB advances was $31,000 for the nine months ended September 30, 2000, compared to $123,000 and $363,000 for the three and nine months ended September 30, 1999. The decrease in interest expense on FHLB advances was the result of a $10.0, or 100.0%, and $9.2 million, or 92.0%, decrease in the average balance of FHLB advances for the three and nine months ended September 30, 30, 2000, respectively.

                  Interest expense on federal funds purchased was $56,000 for the nine months ended September 30, 2000, whereas there was no interest expense on federal funds purchased during the three and nine months ended September 30, 1999.

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

                  During the quarters ended September 30, 2000 and 1999, the provision for loan losses was zero as no significant problem loans were identified and the allowance for loan losses was deemed by management to be adequate.

                  The Company's allowance for loan losses was $599,000, or 1.2%, of loans outstanding at September 30, 2000, compared to $605,000, or 1.3%, of loans outstanding at December 31, 1999. The Company's level of net loans charged-off during the nine months ended September 30, 2000 was $6,000, which represented .01% of average loans outstanding. Based on current levels in the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at September 30, 2000. At September 30, 2000, loans 90 days or more delinquent totaled $151,000, or .31% of net loans receivable, compared to $87,000, or .18% of net loans receivable at December 31, 1999, and $100,000, or
 .20% of net loans receivable at September 30, 1999.

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

                  NONINTEREST INCOME. Noninterest income was $42,000 and $99,000 for the three and nine months ended September 30, 2000, respectively, compared to $36,000 and $122,000 for the three and nine months ended September 30, 1999. The decrease in noninterest income for the nine months ended September 30, 2000 was mainly attributable to a $22,000 net loss realized on the sale of available for sale investment securities and mortgage-backed securities.

                  NONINTEREST EXPENSE. Noninterest expense decreased $41,000, or 6.8%, for the three months ended September 30, 2000. The decrease in noninterest expense for the three months ended September 30, 2000 resulted from a $21,000 decrease in compensation expense, a $9,000 decrease in federal insurance premiums and a $11,000 decrease in other expense. These fluctuations are the result of normal operating procedures. The decrease in federal insurance premiums reflects the adjustment made in accordance with the terms of the assessment imposed by Congress in 1996. In addition to the assessment the Federal Deposit Insurance Corporation ("FDIC") collects for federal deposit insurance, they also collect a separate assessment on behalf of the Financing Corporation ("FICO"). Prior to January 1, 2000, deposits insured by the Bank Insurance Fund ("BIF") were assessed by FICO at one-fifth the rate applicable to deposits by the Savings Association Insurance Fund ("SAIF"). When Congress imposed this rate differential in 1996, it also provided that the differential would terminate at the end of 1999 calender year. Accordingly, the assessments paid for the period starting January 1, 2000, were assessed at the same FICO rate for both BIF and SAIF insured deposits. As a result, the Company's SAIF FICO assessment was lower.

                  Noninterest expense decreased $143,000, or 7.6%, for the nine months ended September 30, 2000. The decrease in noninterest expense for the six months ended June 30, 2000 resulted from a $45,000 decrease in compensation expense, a $13,000 decrease in advertising expense, a $28,000 decrease in federal insurance premiums and a $53,000 decrease in other expense. These fluctuations are the result of normal operating procedures.

                  INCOME TAX EXPENSE. Income tax expense for the three and nine months ended September 30, 2000 was $106,000 and $311,000, compared to income tax expense of $108,000 and $294,000 for the three and nine months ended September 30, 1999. The Company's effective tax rate for the three and nine months ended September 30, 2000 was 29.1% and 28.1% respectively, compared to 30.8% and 31.0% for the three and nine months ended September 30, 1999. The effective tax rate for each period was below the statutory rate of 34% due to the Company's investment in tax exempt securities.

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

                  A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At September 30, 2000, cash and cash equivalents totaled $7.7 million.

                  The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the nine months ended September 30, 2000, purchases of investment securities totaled $4.2 million while loan originations totaled $7.5 million. These investments were funded primarily from loan and mortgage-backed security repayments of $12.3 million and investment securities sales and maturities of $5.8 million.

                  Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow by purchasing federal funds or borrow funds from the Federal Home Loan Bank (FHLB). At September 30, 2000, the Company had no borrowed money.

                  At September 30, 2000, the Company exceeded all of its regulatory capital requirements. The Company and the Company's subsidiary banks actual and required capital amounts and ratios as of September 30, 2000 are as follows:

                                                                      Actual               Capital Requirements
                                                             ------------------------- ---------------------------
(Dollars in thousands)                                       Amount          Ratio         Amount      Ratio
------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets):
        Company                                              $20,330         42.7%         3,811       8.00%
        Chester National Bank                                $15,939         39.0%         3,269       8.00%
        Chester National Bank of Missouri                      3,442         55.2%           498       8.00%
Tier 1 capital (to risk-weighted assets):
       Company                                               $19,754         41.5%         1,906       4.00%
       Chester National Bank                                 $15,441         37.8%         1,635       4.00%
       Chester National Bank of Missouri                       3,364         54.0%           249       4.00%
Tier 1 capital (to average assets):
       Company                                               $19,754         17.3%         3,423       3.00%
       Chester National Bank                                 $15,441         15.1%         3,061       3.00%
       Chester National Bank of Missouri                       3,364         31.0%           326       3.00%


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

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                                  At September 30,             At December 31,
                                                                  ----------------             ---------------
                                                                        2000                         1999
                                                                        ----                         ----
                                                                               (Dollars in Thousands)
                                                               -------------------------------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate
         Residential real estate                                       $124                         $ 86
         Commercial                                                      --                           --
         Consumer                                                        27                            1
                                                                     ------                        -----
               Total                                                    151                           87
                                                                     ------                        -----

Accruing loans which are contractually past due 90 days or more:
         Residential real estate                                         --                           --
         Commercial                                                      --                           --
         Consumer                                                        --                           --
                                                                     ------                        -----
                Total                                                    --                           --
                                                                     ------                        -----
Total non-performing loans                                              151                           87

Real estate acquired by foreclosure, net                                145                          186
                                                                     ------                        -----
         Total non-performing assets                                   $296                         $273
                                                                     ======                        =====


         Total non-performing loans to net loans                          0.31%                    0.18%
                                                                   ============              ===========
         Total allowance for loan losses to
           non-performing loans                                         398.12%                  698.60%
                                                                   ============              ===========
         Total non-performing assets to total assets                      0.26%                    0.23%
                                                                   ============              ===========

                     Chester Bancorp, Inc., and Subsidiaries
                        Three Months Ended September 30,

-----------------------------------------------------------------------------------------------------------
                                                                        2000
                                           ----------------------------------------------------------------
                                                                                            Average
                                                 Average                                     Yield/
                                                 Balance               Interest               Cost
                                           --------------------    ------------------ ---------------------
                                                                 (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                   $             48,083    $            1,014                 8.44%
  Investments, net  (1)                                 40,119                   640                 6.38%
  Mortgage-backed securities, net                       17,573                   264                 6.01%
  Interest-bearing deposits                              3,194                    40                 5.01%
                                           --------------------    ------------------ ---------------------
    Total interest-earning assets                      108,969                 1,958                 7.19%
                                                                   ------------------ ---------------------
Noninterest-earning assets                               4,947
                                           --------------------
    Total assets                          $            113,916
                                           ====================
Interest-bearing liabilities:
  Deposits                                $             92,263                 1,031                 4.47%
  Securities under agreements..                              0                     0                 0.00%
  Federal funds purchased                                    0                     0                 0.00%
  Other borrowings (ESOP Ln)                                 0                     0                 0.00%
  FHLB advances                                              0                     0                 0.00%
                                           --------------------    ------------------ ---------------------
    Total interest-bearing liabilities                  92,263                 1,031                 4.47%
                                                                   ------------------ ---------------------
Noninterest-bearing liabilities                          1,753
                                           --------------------
    Total liabilities                                   94,016
Retained earnings                                       19,900
                                           --------------------
    Total liabilities and retained
       earnings                           $            113,916
                                           ====================
Net interest income                                               $              927
                                                                   ==================
Interest rate spread                                                                                 2.72%
                                                                                      =====================
Net interest margin                                                                                  3.40%
                                                                                      =====================
Ratio of average interest-earning
assets to average interest-bearing liabilities                                                     118.11%
                                                                                      =====================

-----------------------------------------------------------------------------------------------------------
                                                                         1999
                                           ----------------------------------------------------------------
                                                                                             Average
                                                  Average                                     Yield/
                                                  Balance               Interest               Cost
                                            --------------------    ------------------ ---------------------
                                            (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                    $             47,988    $              988                 8.24%
  Investments, net  (1)                                  45,103                   669                 5.93%
  Mortgage-backed securities, net                        25,215                   370                 5.87%
  Interest-bearing deposits                               5,647                    63                 4.46%
                                            --------------------    ------------------ ---------------------
    Total interest-earning assets                       123,953                 2,090                 6.74%
                                                                    ------------------ ---------------------
Noninterest-earning assets                                5,769
                                            --------------------
    Total assets                           $            129,722
                                            ====================
Interest-bearing liabilities:
  Deposits                                 $             96,112                 1,009                 4.20%
  Securities under agreements..                             870                    10                 4.60%
  Federal funds purchased                                     0                     0                 0.00%
  Other borrowings (ESOP Ln)                                  0                     0                 0.00%
  FHLB advances                                          10,000                   123                 4.92%
                                            --------------------    ------------------ ---------------------
    Total interest-bearing liabilities                  106,982                 1,142                 4.27%
                                                                    ------------------ ---------------------
Noninterest-bearing liabilities                           2,075
                                            --------------------
    Total liabilities                                   109,057
Retained earnings                                        20,665
                                            --------------------
    Total liabilities and retained
       earnings                            $            129,722
                                            ====================
Net interest income                                                $              948
                                                                    ==================
Interest rate spread                                                                                  2.47%
                                                                                       =====================
Net interest margin                                                                                   3.06%
                                                                                       =====================
Ratio of average interest-earning
assets to average interest-bearing liabilities                                                      115.86%
                                                                                       =====================

(1) Tax exempt state and municipal securities are presented on a tax equivalent basis.

                     Chester Bancorp, Inc. and Subsidiaries
                         Nine Months Ended September 30,

-----------------------------------------------------------------------------------------------------
                                                                     2000
                                          -----------------------------------------------------------
                                                                                       Average
                                               Average                                 Yield/
                                               Balance             Interest             Cost
                                          -------------------   ---------------- --------------------
                                                             (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                  $            48,183   $          3,018                8.35%
  Investments, net  (1)                               40,495              1,938                6.38%
  Mortgage-backed securities, net                     19,254                879                6.09%
  Interest-bearing deposits                            2,663                 87                4.36%
                                          -------------------   ---------------- --------------------
    Total interest-earning assets                    110,595              5,922                7.14%
                                                                ----------------
Noninterest-earning assets                             5,171
                                          -------------------
    Total assets                         $           115,766
                                          -------------------
Interest-bearing liabilities:
  Deposits                               $            91,195              2,952                4.32%
  Securities under agreements. . .                         0                  0                0.00%
  Federal funds purchased                              1,181                 56                6.32%
  Other borrowings (ESOP Ln)                             174                 12                9.20%
  FHLB Advances                                          803                 31                5.15%
                                          -------------------   ---------------- --------------------
    Total interest-bearing liabilities                93,353              3,051                4.36%
                                                                ----------------
Noninterest-bearing liabilities                        1,815
                                          -------------------
    Total liabilities                                 95,168
Retained earnings                                     20,598
                                          -------------------
    Total liabilities and retained
      earnings                           $           115,766
                                          ===================
Net interest income                                            $          2,871
                                                                ================
Interest rate spread                                                                           2.78%
                                                                                 ====================
Net interest margin                                                                            3.46%
                                                                                 ====================
Ratio of average interest-earning
assets to average interest-bearing liabilities                                               118.47%
                                                                                 ====================

-----------------------------------------------------------------------------------------------------
                                                                    1999
                                          -----------------------------------------------------------
                                                                                      Average
                                               Average                                Yield/
                                               Balance             Interest            Cost
                                          -------------------  -----------------  -------------------
                                                             (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                  $            47,207  $           2,920               8.25%
  Investments, net  (1)                               45,510              1,959               5.74%
  Mortgage-backed securities, net                     25,564              1,116               5.82%
  Interest-bearing deposits                           10,303                341               4.41%
                                          -------------------  -----------------  -------------------
    Total interest-earning assets                    128,584              6,336               6.57%
                                                               -----------------
Noninterest-earning assets                             5,374
                                          -------------------
    Total assets                         $           133,958
                                          -------------------
Interest-bearing liabilities:
  Deposits                               $            97,691              3,069               4.19%
  Securities under agreements. . .                     3,460                113               4.35%
  Federal funds purchased                                  0                  0               0.00%
  Other borrowings (ESOP Ln)                               0                  0               0.00%
  FHLB Advances                                       10,000                363               4.84%
                                          -------------------  -----------------  ------------------
    Total interest-bearing liabilities               111,151              3,545               4.25%
                                                               -----------------
Noninterest-bearing liabilities                        2,093
                                          -------------------
    Total liabilities                                113,244
Retained earnings                                     20,714
                                          -------------------
    Total liabilities and retained
      earnings                           $           133,958
                                          ===================
Net interest income                                           $           2,791
                                                               =================
Interest rate spread                                                                          2.32%
                                                                                  ==================
Net interest margin                                                                           2.89%
                                                                                  ==================
Ratio of average interest-earning
assets to average interest-bearing liabilities                                              115.68%
                                                                                  ==================

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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         A.  Exhibits

         See Exhibit Index

         B.  Reports on Form 8-K

         On August 22, 2000, Form 8-K was filed to report a change in auditors.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Chester Bancorp, Inc.

                                      By: /s/ Michael W. Welge
                                          --------------------------------------
                                      Michael W. Welge
                                      Chairman of the Board, President and Chief
                                                 Financial Officer
                                            (Duly Authorized Officer)
Dated:  November 9, 2000

                                  EXHIBIT INDEX

Exhibit No.                               Description

27.1                  Financial Data Schedule