Form 10-K405
period 2000-12-31
CHESTER BANCORP INC
filed 2001-03-28
CIK 1010838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


+ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


      For the Fiscal Year Ended December 31, 2000

                                       OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



      For the transition period from             to
                                     -----------    ------------

                        Commission File Number: 000-21167

                              CHESTER BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                          37-1359570
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

           The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price February 1, 2001, as reported by the Nasdaq National Market, was approximately $9,839,555.

           As of February 1, 2001 there were 2,182,125 shares issued, of which 1,286,146 shares were outstanding, of the Registrant's Common Stock.

                                Table of Contents

                                                                                                          Page
                                                                                                          ----

PART I         ...........................................................................................   1

ITEM 1.        Business...................................................................................   1
ITEM 2.        Properties.................................................................................  37
ITEM 3.        Legal Proceedings..........................................................................  37
ITEM 4.        Submission of Matters to a Vote of the Security Holders....................................  37

PART II        ...........................................................................................  38

ITEM 5.        Market for Registrant's Common Equity and Related Stockholder Matters......................  38
ITEM 6.        Selected Financial Data....................................................................  38
ITEM 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................................................  38
ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risks................................  38
ITEM 8.        Financial Statements and Supplementary Data................................................  39
ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................................  39

PART III       ...........................................................................................  40

ITEM 10.       Directors and Executive Officers of the Registrant.........................................  40
ITEM 11.       Executive Compensation.....................................................................  40
ITEM 12.       Security Ownership of Certain Beneficial Owners and Management.............................  40
ITEM 13.       Certain Relationships and Related Transactions.............................................  40

PART IV        ...........................................................................................  40

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................  40

SIGNATURES     ...........................................................................................  43

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2000, are incorporated by reference in Part I and Part II.

           Portions of the registrant's proxy statement for its April 6, 2001, annual meeting of stockholders (the "2001 Proxy Statement") are incorporated by reference in Part III.

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

           The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by the Banks and are not paid separate remuneration for such services. The Company reimburses the Banks for the use of their personnel. At December 31, 2000, the Company had total consolidated assets of $117.6 million, total consolidated deposits of $97.0 million, and consolidated stockholders' equity of $19.9 million. The Company's principal office is located at 1112 State Street, Chester, Illinois 62233 and its telephone number is (618) 826-5038.

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

           Chester National Bank conducts its business from its main office and two full-service branches located in Sparta and Red Bud, Illinois. Chester National Bank's principal executive office is located at 1112 State Street, Chester, Illinois, and its telephone number at that address is (618) 826-5038. Chester National Bank of Missouri conducts its business from its main office and one in-store branch office in Perryville, Missouri. Chester National Bank of Missouri's principal executive office is located at 1010 N. Main, Perryville, Missouri 63775, and its telephone number at that address is (573) 547-7611. The Banks' deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") and the Banks are regulated by the Office of the Comptroller of the Currency ("OCC").

           The Banks primarily engage in the business of attracting retail deposits from the general public in the Banks' respective market areas and using such funds together with borrowings and funds from other sources to primarily originate mortgage loans secured by one-to-four family residential real estate. The Banks also originate consumer loans, commercial real estate loans, land loans, multi-family loans, and commercial loans. At December 31, 2000, the Banks' gross loan portfolio totaled $47.9 million, of which 77.1% were one-to-four family residential mortgage loans, 6.7% were consumer loans, 11.1% were commercial real estate, multi-family loans, agriculture and land loans, and 5.1% were commercial loans. In addition, the Banks have maintained a significant portion of their assets in marketable securities. The Banks' investment portfolios have been weighted toward United States Treasury and agency securities. The portfolios also have included a significant amount of tax exempt state and municipal securities. In addition, the Banks have invested in mortgage-backed securities to supplement their lending operations. Investment and mortgage-backed securities totaled $38.8 million and $15.6 million, respectively, at December 31, 2000.

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



Lending Activities

           GENERAL. The principal lending activity of the Banks is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one-to-four family residential property. To a significantly lesser extent, the Banks also originate multi-family, commercial real estate, commercial loans, land and consumer loans. The Banks' net loans receivable totaled $47.3 million at December 31, 2000, representing 40.3% of total assets.

           LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Banks' consolidated loan portfolio by type of loan and type of security as of the dates indicated. The Banks had no concentration of loans exceeding 10% of total loans other than as set forth below.

                                                                         At December 31,
                                             ---------------------------------------------------------------------
                                                      2000                    1999                    1998
                                             ---------------------    --------------------    --------------------
                                              Amount     Percent       Amount    Percent       Amount      Percent
                                              ------     -------       ------    -------       ------      -------
                                                                     (Dollars in Thousands)
Type of Loan:
------------
Commercial loans:                            $  2,434       5.08%     $  2,632       5.38%     $  1,874       3.85%
Mortgage loans:
  Conventional.....................            36,298      75.70        36,083      73.81        37,733      77.55
  Commercial.......................             5,300      11.05         5,574      11.41         5,457      11.22
  Construction.....................               690       1.44         1,292       2.64           115       0.24
                                             --------     ------      --------     ------      --------     ------
    Total mortgage loans...........            42,288      88.19        42,949      87.86        43,305      89.01
                                             --------     ------      --------     ------      --------     ------
Consumer loans:
  Automobile.......................               834       1.74           767       1.57           751       1.54
  Home improvement.................               744       1.55           806       1.65           981       2.02
  Credit cards.....................               785       1.64           780       1.60           805       1.65
  Savings account..................               551       1.15           491       1.00           352       0.72
  Other............................               311       0.65           459       0.94           587       1.21
                                             --------     ------      --------     ------      --------     ------
    Total consumer loans...........             3,225       6.73         3,303       6.76         3,476       7.14
                                             --------     ------      --------     ------      --------     ------
    Total loans....................            47,947     100.00%       48,884     100.00%       48,655     100.00%
                                                          ======                   ======                   ======

Less:
  Loans in process.................                 2                        3                        9
  Deferred fees (costs) and discounts               6                       (1)                     (12)
  Allowance for losses.............               598                      605                      449
                                             --------                 --------                 --------
      Loans receivable, net........          $ 47,341                 $ 48,277                 $ 48,209
                                             ========                 ========                 ========

Type of Security:
----------------
Residential real estate:
  One-to-four family...............          $ 36,988      77.14%     $ 36,302      74.26%     $ 36,798      75.63%
  Multi-family.....................               423       0.88           587       1.20           597       1.23
Commercial real estate.............             4,669       9.74         5,815      11.90         5,457      11.22
Commercial loans...................             2,434       5.08         2,633       5.38         1,874       3.85
Agriculture and land...............               208       0.43           244       0.50           453       0.93
Consumer loans.....................             3,225       6.73         3,303       6.76         3,476       7.14
                                             --------     ------      --------     ------      --------     ------
    Total loans....................            47,947     100.00%       48,884     100.00%       48,655     100.00%
                                                          ======                   ======                   ======

Less:
  Loans in process.................                 2                        3                        9
  Deferred fees (costs) and
    discounts......................                 6                       (1)                     (12)
  Allowance for losses.............               598                      605                      449
                                             --------                 --------                 --------
  Loans receivable, net............          $ 47,341                 $ 48,277                 $ 48,209
                                             ========                 ========                 ========

           RESIDENTIAL REAL ESTATE LENDING. The primary lending activity of the Banks is the origination of mortgage loans to enable borrowers to purchase or refinance existing one-to-four family homes. Management believes that this policy of focusing on one-to-four family residential mortgage loans located in its market area has been successful in contributing to interest income while keeping credit losses low. At December 31, 2000, $37.0 million, or 77.1% of the Banks' gross consolidated loan portfolio, consisted of loans secured by one-to-four family residential real estate. The average principal balance of the loans in the Banks' one-to-four family portfolio was approximately $39,517 at December 31, 2000. The Banks presently originate for retention in their portfolio both adjustable rate mortgage ("ARM") loans with terms of up to 25 years and fixed-rate mortgage loans with terms of up to 20 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At December 31, 2000, $13.0 million, or 27.2% of the Banks' gross loans, were subject to periodic interest rate adjustments.

           The loan fees charged, interest rates and other provisions of the Banks' ARM loans are determined by the Banks based on their own pricing criteria and competitive market conditions. The Banks originate one-year ARM loans secured by owner-occupied residences whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.75% above the one-year or, occasionally the three-year, constant maturity United States Treasury ("CMT") index. The Banks occasionally offer ARM loans with initial rates below those which would prevail under the foregoing terms, determined by the Banks based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At December 31, 2000, the initial interest rate on ARM loans offered by the Banks ranged from 7.50% to 9.50% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Banks' ARM loans is generally 2% per year and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

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

           COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING: Historically, the Banks have engaged in limited amounts of commercial real estate and multi-family lending. At December 31, 2000, commercial real estate loans aggregated $4.7 million, or 9.7% of the total consolidated loan portfolio and multi-family loans aggregated $423,000 or .9% of the total consolidated loan portfolio. The principal balance of such loans in the Banks' consolidated loan portfolio ranged from approximately $2,000 to $985,000 at December 31, 2000. Substantially all of these loans are secured by properties located in the Banks' market area. Such properties include churches, a library, golf courses and professional offices. Commercial real estate and multi-family loans are generally made for balloon terms of 5 to 10 years with a maximum amortization of 20 years.

           Commercial real estate and multi-family loans generally involve greater risks than one-to-four family residential mortgage loans. Payments on loans secured by such properties often depend on successful operation and management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Banks seek to minimize these risks in a variety of ways, including limiting the size of such loans, limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. All of the properties securing the Banks' income property loans are inspected by the Banks' lending personnel before the loan is made. The Banks also obtain appraisals on each property in accordance with applicable regulations.

           CONSTRUCTION LENDING. The Banks originate residential construction loans to individuals to construct one-to-four family homes. The Banks generally do not originate speculative construction loans (i.e., loans to builders to construct homes for which there are no contracts for sale in place). At December 31, 2000, construction loans totaled $690,000, or 1.4% of the gross consolidated loan portfolio.

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

           Construction lending is generally considered to involve a higher level of risk as compared to one-to-four family residential permanent lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of value proves to be inaccurate, the Banks may be confronted at, or prior to, the maturity of the loan, with a project whose value is insufficient to assure full repayment.

           AGRICULTURE AND LAND LENDING. The Banks originate loans secured by farm residences and combinations of farm residences and farm real estate. The Banks also originate loans for the acquisition of land upon which the purchaser can then build. At December 31, 2000, the agriculture and land consolidated loan portfolio totaled $208,000 or .4% of total loans, substantially all of which were secured by properties located in the Banks' market area. Agriculture and land loans are generally made for the same terms and at the same interest rates as those offered on commercial real estate and multi-family loans, with a loan-to-value ratio which is generally limited to 75%.

           Loans secured by farm real estate generally involve greater risks than one-to- four family residential mortgage loans. Payments on loans secured by such properties may, in some instances be dependent on farm income from the properties. To address this risk, the Banks historically have not considered farm income when qualifying borrowers. In addition, such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, the Banks may be confronted with a property the value of which is insufficient to assure full repayment in the event of default and foreclosure.

           COMMERCIAL BUSINESS LENDING. The Banks became active in the origination of small commercial business loans in order to diversify their credit risk and increase the average yield and repricing speed of their interest-earning assets. At December 31, 2000, the commercial business loans aggregated $2.4 million, or 5.1%, of the loan portfolio. The principal balance of such loans in the Banks' loan portfolio ranged from approximately $4,000 to $1.0 million at December 31, 2000. Substantially all of these loans were made with borrowers located within the Banks' market area. Such loans are generally secured by equipment inventory, stock, and commercial real estate. Commercial business loans are generally made for one year or less, with the rate tied to prime, repricing accordingly.

           CONSUMER AND OTHER LOANS. The Banks offer a variety of secured or guaranteed consumer loans, including automobile loans, home improvement loans, unsecured loans and loans secured by savings deposits. Consumer loans are made at fixed interest rates and for varying terms. At December 31, 2000 the Banks' consumer loans totaled $3.2 million, or 6.7% of total loans. The Banks view consumer lending as an important component of their business operations because consumer loans generally have shorter terms and higher yields than one-to-four family real estate loans, thus reducing exposure to changes in interest rates. In addition, the Banks believe that offering consumer loans helps to expand and create stronger ties to their customer base.

           The largest category of consumer loans in the Banks' portfolio consists principally of direct loans secured by automobiles. The Banks generally do not originate loans secured by recreational vehicles. At December 31, 2000, consumer loans secured by automobiles totaled $834,000, or 1.7% of the Banks' total consolidated loan portfolio. Automobile loans are offered with maturities of up to 60 months for new automobiles and up to 48 months for used automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile and will be made based on amounts as set forth in the NADA "bluebook."

           The Banks began offering proprietary VISA credit cards during 1993 and, at December 31, 2000, there were 987 credit card accounts with a total balance of $785,000. This program has been offered to residents of the Banks' primary market area but card recipients need not otherwise be customers of the Banks. The VISA card program currently provides an individual borrowing limit of $3,500 or less, a fixed rate of interest of 12.9% and a "rebate" feature. The Banks may alter the general terms of this program as they seek to expand their credit card program.

           The third largest category of consumer loans in the Banks' portfolio consists of home improvement loans. At December 31, 2000, home improvement loans totaled $744,000, or 1.6% of the Banks' total consolidated loan portfolio. The Banks' home improvement loans are secured by the borrower's principal residence. The maximum amount of a home improvement loan is generally 80% of the appraised value of a borrower's real estate collateral less the amount of any prior mortgages or related liabilities. With respect to substantially all home improvement loans, the Banks hold the first mortgage on the borrower's residence. Home improvement loans are approved with fixed interest rates which are determined by the Banks based upon market conditions. Such loans may be fully amortized over the life of the loan or have a balloon feature. The maximum term for a home improvement loan is five years.

           The Banks had $113,000, or .2% of total loans in unsecured consumer loans at December 31, 2000. These loans are made for a maximum of 30 months or less with fixed rates of interest and are offered primarily to existing customers of the Banks.

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

           MATURITY OF CONSOLIDATED LOAN PORTFOLIO. The following table sets forth at December 31, 2000 certain information regarding the dollar amount of loans maturing in the Banks' portfolio based on their contractual terms to maturity. Demand loans (loans having no stated repayment schedule and no stated maturity) and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, and allowance for loan losses.

                                       During the Year             After        After       After
                                     Ending December 31,           3 Years      5 Years     10 Years
                              -------------------------------      Through      Through     Through       Beyond
                              2001         2002         2003       5 Years      10 Years    15 Years      15 Years      Total
                              ----         ----         ----       -------      --------    --------      --------      -----
                                                                   (Dollars in
                                                                   Thousands)
Commercial loans .......    $ 1,893      $    76      $    33      $   318      $    --      $    --      $   114      $ 2,434
Real estate mortgage ...        538        1,366        1,471        4,671       10,867        6,518       10,867       36,298
Commercial real estate..        522          330          329          757        1,050          729        1,583        5,300
Construction ...........        262           --           --           --           --           --          428          690
Home improvement .......        163           64          146          232          139           --           --          744
Automobile .............        175          155          193          311           --           --           --          834
Credit cards ...........        785           --           --           --           --           --           --          785
Other ..................        699           90           48           25           --           --           --          862
                            -------      -------      -------      -------      -------      -------      -------      -------
   Total loans .........    $ 5,037      $ 2,081      $ 2,220      $ 6,314      $12,056      $ 7,247      $12,992      $47,947
                            =======      =======      =======      =======      =======      =======      =======      =======


           The following table sets forth the dollar amount of all loans due after December 31, 2001 which have fixed interest rates and have floating or adjustable interest rates.

                                      Fixed          Floating- or
                                      Rates        Adjustable-Rates
                                      -----        ----------------

                                        (Dollars in Thousands)

Commercial loans ........            $   127            $   414
Real estate mortgage ....             27,505              8,254
Commercial real estate ..              2,368              2,410
Construction ............                428                 --
Home improvement ........                581                 --
Automobile ..............                660                 --
Credit cards ............                 --                 --
Other ...................                163                 --
                                     -------            -------
   Total ................            $31,832            $11,078
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

           LOAN ORIGINATIONS, SALES AND PURCHASES. During the years ended December 31, 2000, 1999 and 1998, the Banks' total loan originations were $8.8 million, $15.6 million, and $10.2 million, respectively. While the Banks originate both adjustable-rate and fixed-rate loans, their ability to generate each type of loan depends upon relative customer demand for loans in their market.

           Consistent with their asset/liability management strategy, the policy of the Banks has been to retain in their portfolio nearly all of the loans that they originate. Any loan sales are generally made without recourse to the Banks.

           The Banks have processed loans through their Cape Girardeau loan production office, however, such loans are funded by the purchaser of the loan at closing and closed in the name of such purchaser. During the years ended December 31, 1999 and 1998, the Cape Girardeau Loan Production Office processed $2.6 million and $6.2 million, respectively, of such loans for which the Bank received fees of $18,000 and $51,000, respectively. The Cape Girardeau Loan Production Office was closed in July, 1999.

           The following table shows total loans originated and repaid during the periods indicated. No loans were purchased or sold during the periods indicated.

                                              Year Ended December 31,
                                              -----------------------

                                      2000            1999             1998
                                      ----            ----             ----

                                            (Dollars in Thousands)

Total loans at beginning
  of period ..................     $ 48,277         $ 48,209         $ 60,468
                                   --------         --------         --------

Loans originated:
  Commercial loans ...........          402            2,927            1,479
  Single-family residential ..        4,853            7,355            4,232
  Commercial real estate .....          674            1,024            2,556
  Construction loans .........          810            2,142              175
  Agriculture and land .......           --               42              102
  Consumer ...................        2,040            2,130            1,677
                                   --------         --------         --------
    Total loans originated ...        8,779           15,620           10,221
                                   --------         --------         --------

Loan principal repayments ....        9,662           14,994           22,291

Increase (decrease) in
  other items, net ...........          (53)            (558)            (189)
                                   --------         --------         --------

Total loans at
  end of period ..............     $ 47,341         $ 48,277         $ 48,209
                                   ========         ========         ========


           LOAN COMMITMENTS. The Banks issue, without fee, commitments for one-to-four family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and at a specified interest rate and are honored for up to three months from the date of loan approval. At December 31, 2000, the Banks had outstanding commitments to originate residential loans and fund outstanding credit lines of approximately $4.1 million, of which $2.8 million were fixed rate commitments ranging from a rate of 8.0% to 12.9%. Variable rate commitments totaled $1.2 million. Commitments to extend credit may involve elements of interest rate risk in excess of the amount recognized in the consolidated balance sheets. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Banks since the time the commitment was made.

           LOAN ORIGINATION AND OTHER FEES. The Banks, in some instances, receive loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Banks is generally up to 1.0% for mortgage loans and construction loans. Origination fees received (net of certain loan origination costs) for originating loans should be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Banks had $7,000 of net deferred loan fees at December 31, 2000.



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

                                                                     At December 31,
                                     -------------------------------------------------------------------------------
                                               2000                       1999                        1998
                                     ------------------------    -----------------------    ------------------------
                                                   Percentage                 Percentage                  Percentage
                                     Principal      of Gross     Principal     of Gross     Principal      of Gross
                                      Balance        Loans        Balance       Loans        Balance        Loans
                                     ---------      --------     ---------     --------     ---------      --------
                                                                (Dollars in Thousands)
Loans delinquent for:
  30 - 59 days...............        $   438           0.91%     $   226          0.46%     $   412           0.85%
  60 - 89 days...............             80           0.17           67          0.14          709           1.46
                                     -------           ----      -------          ----       ------           ----
                                     $   518           1.08%     $   293          0.60%      $1,121           2.31%
                                     =======           ====      =======          ====       ======           ====

           The following table sets forth information with respect to the Banks' non-performing assets at the dates indicated. The Banks have no restructured loans at any of the dates indicated.


                                                                     At December 31,
                                                 --------------------------------------------------------
                                                       2000                1999               1998
                                                 ----------------   ------------------  -----------------
                                                                 (Dollars in Thousands)
Non-performing loans:
Loans accounted for on a non-accrual basis:
  Real Estate:
    Residential ................................         $115               $ 86               $150
    Commercial .................................           --                 --                 --
  Consumer .....................................           15                  1                  6
                                                       ------             ------             ------
    Total ......................................          130                 87                156
                                                       ------             ------             ------

Accruing loans which are contractually
past due 90 days or more:
Residential real estate ........................           --                 --                 --
Consumer .......................................           --                 --                 --
                                                       ------             ------             ------
    Total ......................................           --                 --                 --
                                                       ------             ------             ------

    Total non-performing loans .................          130                 87                156

Real estate acquired by
  foreclosure, net .............................          145                186                128
                                                       ------             ------             ------
Total non-performing assets ....................         $275               $273               $284
                                                       ======             ======             ======

Total non-performing loans to
  net loans ....................................         0.27%              0.18%              0.32%
                                                       ------             ------             ------

Total allowance for loan losses
  to non-performing loans ......................       460.17%            698.60%            287.41%
                                                       ======             ======             ======

Total non-performing assets to
  total assets .................................         0.23%              0.23%              0.20%
                                                       ======             ======             ======

           At December 31, 2000, Management of the Banks was unaware of any material loans not disclosed in the above table but where known information about possible credit problems of the borrowers caused management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms at that date and which may result in future inclusion in the non-performing assets category.

           REAL ESTATE ACQUIRED BY FORECLOSURE. The Banks had $145,000 in real estate acquired by foreclosure at December 31, 2000, which consisted of three separate pieces of property.

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

           The aggregate amounts of the Banks' classified assets including assets designated special mention and general and specific loss allowances at the dates indicated, were as follows:


                                                 At December 31,

                                      2000              1999              1998
                                    --------          --------          --------
                                             (Dollars in Thousands)
Loss .........................        $ --              $ 10              $ --
Doubtful .....................          --                --                56
Substandard ..................         275               280               507
Special mention ..............         538               355                 7
                                      ----              ----              ----
  Total ......................        $813              $645              $570
                                      ====              ====              ====

General loss allowances ......        $598              $595              $449
Specific loss allowances .....          --                10                --
                                      ----              ----              ----
  Total loss allowances ......        $598              $605              $449
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

           At December 31, 2000, the Banks had an allowance for general loan losses of $598,000. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the consolidated portfolio. Although management believes that it uses information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

           The following table sets forth an analysis of the Banks' allowances for loan losses for the periods indicated.

                                                           Year Ended December 31,
                                              -------------------------------------------------
                                                2000               1999                  1998
                                              --------           --------              --------
                                                          (Dollars in Thousands)
Allowance at beginning of period ..           $ 605                $ 449                $ 436

Provision for loan losses .........              --                  200                   17
Recoveries ........................              14                    7                   24

Charge-offs:
  Residential real estate .........              --                  (35)                  (9)
  Commercial real estate ..........              --                   --                   --
  Consumer ........................             (21)                 (16)                 (19)
                                              -----                -----                -----
    Total charge-offs .............             (21)                 (51)                 (28)
                                              -----                -----                -----
  Allowance at end of period ......           $ 598                $ 605                $ 449
                                              =====                =====                =====

Ratio of allowance to total
  loans outstanding at
  the end of the period ...........            1.25%                1.25%                0.92%
                                              =====                =====                =====

Ratio of net charge-offs to
  average loans outstanding
  during the period ...............            0.02%                0.09%                0.01%
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

                                                                     At December 31,
                             -------------------------------------------------------------------------------------------------
                                          2000                              1999                             1998
                             ------------------------------    ------------------------------   ------------------------------
                                                    % of                             % of                             % of
                                      As a % of     Loans in            As a % of    Loans in            As a % of    Loans in
                                      Outstanding   Category            Outstanding  Category            Outstanding  Category
                                      Loans in      to Total            Loans in     to Total            Loans in     to Total
                             Amount   Category      Loans      Amount   Category     Loans      Amount   Category     Loans
                             ------   ----------    -----      ------   --------     -----      ------   --------     -----
                                                                 (Dollars in Thousands)
Real estate - mortgage:
  Residential.............   $ 406        1.10%       77.2%     $ 365      0.98%       77.7%    $ 278       0.74%      76.9%
  Commercial.............       71        1.52        10.6        103      1.93         9.7        80       1.47       11.2
Commercial...............       65        2.68         5.1         93      3.53         5.4        47       2.51        3.9
  Agriculture and land...        4        1.92         0.4          5      2.05         0.5         5       1.10        0.9
Consumer.................       52        1.61         6.7         39      1.18         6.7        39       1.12        7.1
                             -----                   -----      -----                 -----     -----                 -----
  Total allowance for
    loan losses..........    $ 598                   100.0%     $ 605                 100.0%    $ 449                 100.0%
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

           At December 31, 2000, the Banks' investment portfolio, mortgage-backed security portfolio, federal funds sold and interest-bearing deposits totaled $65.9 million and consisted principally of United States Government and agency obligations, mortgage-backed securities, certificates of deposit in other financial institutions, municipal obligations, equity securities, federal funds sold, interest-bearing deposits, Federal Home Loan Bank Stock ("FHLB"), and Federal Reserve Bank Stock ("FRB"). At December 31, 2000, the Banks' investment portfolio did not contain any securities of a single issuer (other than the United States Government and agencies thereof) which had an aggregate book value in excess of 10% of the Banks' equity at that date.

           As of December 31, 2000, the held to maturity investment portfolio of the Banks contained securities with an amortized cost of $34.7 million and a fair value of $34.7 million and consisted of United States Government and agency obligations, municipal and state obligations and mortgage-backed bonds. At December 31, 2000, the Banks' investment securities available for sale portfolio consisted of U.S. Government obligations and nonmarketable securities with an amortized cost of $4.1 million and a fair value of $4.1 million. At December 31, 2000, the Banks held no securities that were classified as trading securities.

           INVESTMENT STRATEGY. Historically, the Banks have maintained a substantial proportion of their assets in investments and mortgage-related securities. The objectives of these investments are to: (i) provide sufficient liquidity to fund the operational needs of the Banks, (ii) provide a stable base of income with minimal credit risk, (iii) invest those deposit funds in excess of the mortgage and consumer lending volumes available to the Banks in their market area, (iv) invest the deposit funds attributable to Gilster-Mary Lee, and
(v) generally assist in managing the interest rate risk of the Banks. The Banks invest in U.S. Government and U.S. Government agency securities, securities of U.S. Government-sponsored enterprises (e.g., Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC")), tax-exempt securities of states and municipalities, short-term interest-bearing deposits and federally insured certificates of deposits in other financial institutions, FHLB-Chicago stock, and mortgage-related securities (including mortgage-backed securities and collateralized mortgage obligations). The foregoing securities serve different functions within the context of the Banks' investment practices.

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

           The Banks have invested primarily in federal agency securities, principally FNMA, FHLMC and GNMA. The Banks also invest in collateralized mortgage obligations ("CMOs") that have fixed interest rates. At December 31, 2000, net mortgage-backed and related securities totaled $15.6 million, or 13.3% of total assets. At December 31, 2000, 1.6% of the mortgage-backed and mortgage related securities were adjustable-rate and 98.4% were fixed rate. The mortgage-backed securities portfolio had coupon rates ranging from 5.00% to 7.50% and had a weighted average yield of 6.12% at December 31, 2000. The estimated fair value of the Banks' mortgage-backed securities at December 31, 2000 was $15.5 million.

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

           CMOs generally have similar characteristics as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. The Banks held investment grade CMOs with a net carrying value of $6.3 million at December 31, 2000. CMOs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by United States Government agencies and government sponsored entities. At December 31, 2000, the Banks did not own any privately issued CMOs.

           Derivatives also include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Banks have not invested in, and currently do not intend to invest in, these "off balance sheet" derivative instruments, although the Banks' investment policies do not prohibit such investments. The Banks evaluate their mortgage-related securities portfolio quarterly for compliance with applicable regulatory requirements, including testing for identification of high risk investments. At December 31, 2000, the Banks did not have any derivatives or high risk securities.

           Of the Banks' $15.6 million mortgage-backed securities portfolio at December 31, 2000, $8.6 million with a weighted average yield of 6.26% had contractual maturities within ten years and $7.1 million with a weighted average yield of 6.31% had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Banks may be subject to reinvestment risk because, to the extent that the Banks' mortgage-backed securities amortize or prepay faster than anticipated, the Banks may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

           The following table sets forth the composition of the Banks' mortgage-backed securities portfolio at the dates indicated.

                                                                               At December 31,
                                                 ---------------------------------------------------------------------------
                                                           2000                      1999                     1998
                                                 ----------------------    ----------------------   ------------------------
                                                 Carrying    Percent of    Carrying    Percent of   Carrying      Percent of
                                                 Value       Portfolio     Value       Portfolio    Value         Portfolio
                                                 --------    ----------    --------    ----------   --------      ----------

                                                                           (Dollars in Thousands)
Mortgage-backed securities:
   Available for sale (at
     fair value):
     GNMA ................................      $   819           5.26%   $ 1,487           6.84%   $ 1,878           8.59%
     FNMA ................................        1,955          12.54      2,819          12.97      3,870          17.69
     FHLMC ...............................        2,323          14.91      2,704          12.44      5,527          25.27
                                                -------         ------    -------         ------    -------         ------
      Total mortgage-backed
        securities available for sale ....        5,097          32.71      7,010          32.25     11,275          51.55
                                                -------         ------    -------         ------    -------         ------

   Held to maturity (at amortized cost):
     GNMA ................................           --             --         --             --         --             --
     FNMA ................................        2,604          16.71      3,110          14.31         --             --
     FHLMC ...............................        1,623          10.41      1,980           9.11         --             --
     Collateralized mortgage obligations .        6,261          40.17      9,635          44.33     10,595          48.45
                                                -------         ------    -------         ------    -------         ------
       Total mortgage-backed
         securities held to maturity .....       10,488          67.29     14,725          67.75     10,595          48.45
                                                -------         ------    -------         ------    -------         ------
  Total mortgage-backed securities .......      $15,585         100.00%   $21,735         100.00%   $21,870         100.00%
                                                =======         ======    =======         ======    =======         ======

           The following table shows purchases, sales and repayments of mortgage-backed securities during the periods indicated.


                                                                    Year Ended December 31,
                                                    -------------------------------------------------------
                                                         2000                  1999                 1998
                                                    --------------        --------------        -----------
                                                                    (Dollars in Thousands)
Mortgage-backed securities, net,
  at beginning of period .................           $ 21,735               $ 21,870               $ 13,788
Purchases ................................                 --                 10,882                 17,125
Sales ....................................               (538)                    --                   (250)
Repayments ...............................             (5,723)               (10,786)                (8,919)
Increase (decrease) in other items, net ..                111                   (231)                   126
                                                     --------               --------               --------
Mortgage-backed securities, net,
  at end of period .......................           $ 15,585               $ 21,735               $ 21,870
                                                     ========               ========               ========

           The following tables set forth the composition of the Banks' investment portfolio at the dates indicated.


                                                                              At December 31,
                                                  --------------------------------------------------------------------------
                                                           2000                     1999                      1998
                                                  ----------------------     --------------------    -----------------------
                                                  Carrying    Percent of     Carrying  Percent of    Carrying     Percent of
                                                    Value      Portfolio      Value     Portfolio      Value      Portfolio
                                                  --------    ----------     --------  ----------    --------     ----------
                                                                           (Dollars in Thousands)
Investment securities:
   Available for sale (at fair value)-
     Securities of U.S. government ...........      $   252        0.5%      $   500        1.1%      $ 3,014        4.4%
     Securities of U.S. agencies .............        1,502        3.0         2,183        4.8         6,994       10.3
                                                    -------      -----       -------      -----       -------      -----
       Total investment securities
         available for sale ..................        1,754        3.5         2,683        5.9        10,008       14.7
                                                    -------      -----       -------      -----       -------      -----
   Held to maturity (at amortized cost):
     Securities of U.S. agencies .............       25,740       51.2        27,458       60.0        33,962       49.8
     Mortgage-backed securities ..............        3,000        6.0         3,000        6.6         1,258        1.8
     Securities of states and municipalities .        5,988       11.9         5,735       12.5         4,896        7.2
                                                    -------      -----       -------      -----       -------      -----
       Total investment securities held to
         maturity ............................       34,728       69.1        36,193       79.1        40,116       58.8
                                                    -------      -----       -------      -----       -------      -----

       Total investment securities ...........       36,482       72.6        38,876       85.0        50,124       73.5

Interest-bearing deposits ....................        4,418        8.8         4,592       10.0         8,709       12.8
Federal funds sold ...........................        6,050       12.0            --         --         5,788        8.5
Certificates of deposit ......................        1,000        2.0            --         --            95        0.1
Bankers acceptances ..........................           --         --            --         --           994        1.4
Equity securities ............................        1,073        2.1         1,073        2.3         1,302        1.9
FHLB stock ...................................          845        1.7           801        1.8           801        1.2
FRB stocks ...................................          405        0.8           405        0.9           405        0.6
                                                    -------      -----       -------      -----       -------      -----
       Total investments .....................      $50,273      100.0%      $45,747      100.0%      $68,218      100.0%
                                                    =======      =====       =======      =====       =======      =====

                                                                   At December 31, 2000
                                    --------------------------------------------------------------------------------------
                                                                More than             More than
                                      One Year or Less      One to Five Years     Five to Ten Years    More than Ten Years
                                    --------------------  ---------------------  -------------------  --------------------
                                               Weighted              Weighted              Weighted               Weighted
                                    Carrying   Average    Carrying   Average     Carrying  Average     Carrying   Average
                                      Value     Yield      Value      Yield        Value    Yield        Value     Yield
                                    --------   --------   --------   --------    --------  ---------   --------   --------
                                                                      (Dollars in Thousands)
Investment securities:
Available for sale (at fair value)-
  Securities of U.S. government......    $   --        --%   $   252      6.50%    $   --        --%   $    --        --%
  Securities of U.S. agencies .......        --        --      1,502      6.50%        --        --%        --        --%
Held to maturity (at amortized cost):
  Securities of U.S. agencies .......     1,000      5.19%    16,982      5.83%     6,759      6.45%       999      7.01%
  Mortgage-backed bonds .............        --        --%        --        --%        --        --%     3,000      7.00%
  Securities of states and
    municipalities(1) ...............       400      7.57%     1,109      8.06%     1,989      8.08%     2,490      8.26%
                                         ------              -------               ------              -------      ----

      Total investment securities        $1,400              $19,845               $8,748              $6,489
                                         ======              =======               ======              ======

(1) Tax exempt state and municipal securities are presented on a tax equivalent basis.

           U.S. GOVERNMENT AND AGENCY OBLIGATIONS. The Banks' portfolio of United States Government, agency obligations and nonmarketable securities had a fair value of $29.6 million ($29.8 million at amortized cost) at December 31, 2000. The portfolio consisted of short to medium-term (up to ten years) securities, of which $1.8 million (at amortized cost) of U.S. Government obligations were held in the Banks' available for sale portfolio.

           MUNICIPAL BONDS. The Banks' municipal bond portfolio, which at December 31, 2000, totaled $6.3 million at estimated fair value ($6.0 million at amortized cost), was comprised primarily of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed only by revenues from the specific project being financed) issued by various housing authorities and public hospital, water and sanitation districts in various states. At December 31, 2000, general obligation bonds and revenue bonds totaled $2.4 million and $3.6 million, respectively. The bonds are purchased with laddered maturities of up to four years with an average principal amount of approximately $250,000. Most of the municipal bonds are rated by a nationally recognized statistical rating organization (e.g., Moody's or Standard and Poor's) and the unrated bonds have been purchased principally from local authorities. At December 31, 2000, the Banks' municipal bond portfolio was comprised of 43 bonds, the average principal amount of which was $139,000. At such date the weighted average life of the portfolio was approximately 10.8 years and had a weighted average coupon rate of 5.80%. At that date, the largest security in the portfolio was a revenue bond issued by a local government, with an amortized cost of $1.7 million and a fair value of $1.9 million. Because interest earned on municipal bonds is exempt from federal, and, in certain cases, state and local income taxes, the municipal bond portfolio has contributed to an effective income tax rate for the Banks below the federal tax rate and one that the Banks believe is below their peers.

           GOVERNMENT SPONSORED ENTERPRISE SECURITIES. At December 31, 2000, the Banks' investment portfolio included securities issued by the FNMA and the FHLMC. At

December 31, 2000, such bonds had an aggregate amortized cost of $6.5 million and a fair value of $6.4 million, an average life of approximately 8.5 years, and an average coupon rate of 6.38%.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

           GENERAL. Deposits, securities sold under agreements to repurchase and loan repayments are the major sources of the Banks' funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Chicago, federal funds purchased or securities sold under agreements to repurchase may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At December 31, 2000 the Banks had no borrowed money.

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

           The following table sets forth certain information concerning the Banks' time deposits and other interest-bearing deposits at December 31, 2000.



      Weighted                                                                           Balance              Percentage
      Average       Original                                         Minimum           (Dollars in             of Total
   Interest Rate      Term                Category                    Amount            Thousands)             Deposits
   ------------     --------              --------                   -------            ----------             ---------
           --%        None      Non-interest bearing checking       $    100            $ 4,958                   5.11%
         1.96         None      NOW accounts                             100              7,506                   7.74
         4.03         None      Money market demand                    2,500             19,466                  20.07
         2.25         None      Statement savings                         30              6,333                   6.53

                                Certificates of Deposit

         3.75        91-day     Fixed-term, fixed-rate                   500                124                   0.13
         4.25       4 months    Fixed-term, fixed-rate                 5,000                  3                   0.01
         4.75       6 months    Fixed-term, fixed-rate                   500              4,391                   4.53
         4.75       6 months    Fixed-term, fixed-rate                50,000                120                   0.12
         6.94       7 months    Fixed-term, fixed-rate                 5,000              3,411                   3.52
         6.18       11 months   Fixed-term, fixed-rate                 1,000              6,086                   6.27
         4.32        1 year     Fixed-term, fixed-rate                   500                254                   0.26
         5.10        1 year     Fixed-term, fixed-rate                   500              5,112                   5.27
         6.75       15 months   Fixed-term, fixed rate                 1,000              5,548                   5.72
         4.95       18 months   Fixed-term, fixed-rate                   500              1,560                   1.61
         5.46       30 months   Fixed-term, fixed-rate                   500             24,104                  24.85
         4.99        4 years    Fixed-term, fixed-rate                   500                168                   0.17
         5.83        Various    Fixed-term, fixed-rate               100,000              7,847                   8.09
                                                                                        -------                  -----
                                                                                        $96,991                  100.0%
                                                                                        =======                  =====

           The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                           Certificates
                   Maturity Period                          of Deposit
                                                       --------------------
                                                             (Dollars
                                                          in Thousands)
Three months or less .................................       $ 7,107
Over three through six months ........................         2,212
Over six through 12 months ...........................         1,579
Over 12 months .......................................           879
                                                             -------
     Total ...........................................       $11,777
                                                             =======

DEPOSIT FLOW

           The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Banks at the dates indicated.


                                                         At December 31,
                                     ------------------------------------------------------
                                            2000                              1999
                                     --------------------              --------------------
                                                  Percent                           Percent
                                                    of      Increase                  of
                                       Amount      Total    (Decrease)   Amount      Total
                                       ------     -------   ----------   ------     -------
                                                      (Dollars in Thousands)
Non-interest-bearing checking ...    $ 4,958       5.11%    $ 3,517     $ 1,441       1.58%
NOW checking ....................      7,506       7.74          13       7,493       8.26
Statement savings ...............      6,333       6.53      (1,005)      7,338       8.09
Money market demand .............     19,466      20.07       1,428      18,038      19.88

Fixed-rate certificates which
 mature in the year ending(1)(2):
   Within 1 year ................     46,110      47.54       6,156      39,954      44.02
   After 1 year, but
   within 2 years ...............      6,361       6.56      (6,923)     13,284      14.64
   After 2 years, but
   within 5 years ...............      6,257       6.45       3,052       3,205       3.53
                                     -------    -------     -------     -------    -------
     Total ......................    $96,991     100.00%    $ 6,238     $90,753     100.00%
                                     =======    =======     =======     =======    =======


(1) At December 31, 2000 and at December 31, 1999, certificates of deposits of $100,000 or more amounted to $11.8 million and $9.3 million, respectively.

(2) IRA accounts included in certificate balances are $7.3 million and $7.5 million at December 31, 2000 and December 31, 1999, respectively.

TIME DEPOSITS BY RATES


           The following table sets forth the time deposits in the Banks classified by rates at the dates indicated.

                                                 At December 31,
                                       -----------------------------------
                                       2000            1999           1998
                                       ----            ----           ----
                                              (Dollars in Thousands)
2.00 - 2.99% .................        $    --        $    --        $    40
3.00 - 4.99% .................          9,894         23,072         12,861
5.00 - 6.99% .................         45,627         33,354         52,513
7.00 - 8.99% .................          3,207             17             38
                                      -------        -------        -------
    Total ....................        $58,728        $56,443        $65,452
                                      =======        =======        =======

           The following table sets forth the amount and maturities of time deposits at December 31, 2000.

                                           Amount Due
                       -----------------------------------------------------
                                                                                                    Percent
                                         Over           Over          Over                          of Total
                       Less than         1-2            2-3            3-4                        Certificate
                        One Year        Years          Years          Years          Total          Accounts
                       ---------        -----          ------         -----          -----        ------------
3.00 - 4.99% ...        $ 8,622        $ 1,203        $    69            $--        $ 9,894           16.8%
5.00 - 6.99% ...         34,281          5,158          6,180              8         45,627           77.7%
7.00 - 8.99% ...          3,207             --             --             --          3,207            5.5%
                        -------        -------        -------            ---        -------
     Total .....        $46,110        $ 6,361        $ 6,249            $ 8        $58,728          100.0%
                        =======        =======        =======            ===        =======

           The following table sets forth the average balances and interest rates based on monthly balances for transaction accounts and certificates of deposit for the periods indicated.

                                                         Year Ended December 31,
                          -------------------------------------------------------------------------------------
                                    2000                          1999                           1998
                          -------------------------     -------------------------     -------------------------
                          Interest-                     Interest-                     Interest-
                          Bearing                       Bearing                       Bearing
                          Demand       Certificates     Demand       Certificates     Demand       Certificates
                          Deposits     of Deposits      Deposits     of Deposits      Deposits     of Deposits
                          --------     -----------      --------     -----------      --------     -----------
Average Balance......       $33,404     $56,160         $32,802      $62,262          $33,101        $62,392
Average Rate.........          3.16%       5.32%           2.75%        5.05%            2.84%          5.26%

           The following table sets forth the savings activities of the Banks for the periods indicated.

                                                    Year Ended December 31,
                                          ------------------------------------------
                                             2000           1999              1998
                                          ---------       --------         ---------
                                                   (Dollars in Thousands)
Beginning Balance ................        $ 90,753        $ 99,435         $ 95,362
                                          --------        --------         --------
Net increase (decrease)
  before interest credited .......           3,568         (11,111)           1,899

Interest credited ................           2,670           2,429            2,174
                                          --------        --------         --------

Net increase (decrease) in
  savings deposits ...............           6,238          (8,682)           4,073
                                          --------        --------         --------

Ending Balance ...................        $ 96,991        $ 90,753         $ 99,435
                                          ========        ========         ========


BORROWINGS

           The Banks have the ability to use advances from the FHLB-Chicago to supplement their supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Chicago functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Chicago, the Banks are required to own capital stock in the FHLB-Chicago and are authorized to apply for advances on the security of such stock and certain of their mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2000, the Banks had no borrowings from the FHLB-Chicago. At December 31, 1999, the Banks had $5.0 million, of fixed-term, callable advances from the FHLB, with a weighted average interest rate of 5.01%, due in 2009. At December 31, 1998, the Banks had $10.0 million of fixed-term, callable advances from the FHLB, with a weighted average interest rate of 4.76%, due in 2008. The FHLB advances are subject to call at the initial call date and quarterly thereafter.

           The Banks also use securities sold under agreements to repurchase due generally within one year as a source of funds. At December 31, 2000 and 1999, the Banks had no securities sold under agreements to repurchase. At December 31, 1998, securities sold under agreements to repurchase totaled $10.9 million with a weighted average interest rate of 4.59% secured by a pledge of certain investment and mortgage-backed securities with an amortized cost of $11.0 million and a fair value of $11.0 million. At December 31, 1998, $10.3 million of the agreements were maintained with Gilster-Mary Lee.

           The Banks also use federal funds purchased as a source of funds. At December 31, 2000, the Banks had no federal funds purchased. Federal funds purchased were $2.8 million at December 31, 1999, whereas the Banks had no federal funds purchased at December 31, 1998. Federal funds purchased are secured by a pledge of certain investment and mortgage-backed securities with an amortized cost of $13.5 million and a fair value of $13.5 million at December 31, 1999.

           The following tables set forth certain information regarding short-term borrowings by the Banks at the dates and for the periods indicated.



                                                                         At December 31,
                                                         --------------------------------------------
                                                          2000                 1999            1998
                                                         ------              --------        --------
Weighted average rate paid on
  securities sold under agreements
  to repurchase.............................                --%               4.37%          4.59%


                                                                        At or For the Year
                                                                        Ended December 31,
                                                         --------------------------------------------
                                                          2000                 1999            1998
                                                         ------              --------        --------
                                                                      (Dollars in Thousands)
Maximum amount of securities sold
  under agreements to repurchase
  at any month end.............................           $ --               $ 4,540         $10,880

Approximate average securities sold
  under agreements to repurchase
  outstanding...................................          $ --                $2,588          $9,523

Approximate weighted average rate
  paid on securities sold under
  agreements to repurchase(1)...................            --%                 4.37%           5.00%


(1)  Computed using the weighted rates of each individual transaction.

INTEREST RATE RISK MANAGEMENT

           Interest rate sensitivity is closely monitored through the Company's asset-liability management procedures. At the end of this section is a table reflecting the Company's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at December 31, 2000, individually and cumulatively, through various time periods.

           At December 31, 2000, the static gap analysis indicated substantial liability sensitivity over one-year time periods. Generally, such a position indicates that an overall rise in interest rates would result in an unfavorable impact on the Company's net interest margin, as liabilities would reprice more quickly than assets. Conversely, the net interest margin would be expected to improve with an overall decline in interest rates. As savings, NOW and money market accounts are subject to withdrawal on demand, they are presented in the analysis as immediately repriceable. Based on the Company's experience, pricing such deposits is not expected to change in direct correlation with changes in the general level of short-term interest rates. Accordingly, management believes that gradual increase in the general level of interest rates will not have a material effect on the Company's net interest income.

           The asset/liability management process, which involves structuring the consolidated balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company's interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of December 31, 2000, individually and cumulatively, through various time periods. Loans scheduled to reprice are reported in the earliest possible repricing interval for this analysis.


                                      Remaining Maturity if Fixed Rate,
                            Earliest Possible Repricing Interval if Floating Rate
                            -----------------------------------------------------

                                                          More than
                                                            three       More than
                                             Three          months      one year
                                             months        through       through     More than
                                             or less       one year     five years   five years      Total
                                             -------      ----------   -----------   ----------      -----
                                                               (Dollars in Thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net                      $  1,123      $ 14,991      $  9,934      $ 21,293     $ 47,341
  Investment and mortgage-
    backed securities                           2,502         1,518        29,044        21,326       54,390
  Other interest-earning assets                11,468            --            --            --       11,468
                                             --------      --------      --------      --------     --------

    Total interest-earning assets              15,093        16,509        38,978        42,619      113,199
                                             --------      --------      --------      --------     --------

INTEREST-BEARING LIABILITIES:
  Savings, NOW, and money
    market accounts                          $ 38,263      $     --      $     --      $     --     $ 38,263
  Certificates of deposit                      18,596        27,514        12,618            --       58,728
  Other borrowed money                             --            --            --            --           --
                                             --------      --------      --------      --------     --------

    Total interest-bearing liabilities         56,859        27,514        12,618            --       96,991
                                             --------      --------      --------      --------     --------

    Interest sensitivity gap                 $(41,766)     $(11,005)     $ 26,360      $ 42,619     $ 16,208
                                             ========      ========      ========      ========     ========

    Cumulative interest-sensitivity
      gap                                    $(41,766)     $(52,771)     $(26,411)     $ 16,208
                                             ========      ========      ========      ========

    Ratio of cumulative gap to
      to total assets                           (.04%)        (.04%)        (.02%)          .01%
                                             ========      ========      ========      ========

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

           Under the Gramm-Leach-Bliley Act of 2000, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competition environment in which the Company and the Banks conducts business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between points.

PERSONNEL

           As of December 31, 2000, the Banks had 22 full-time employees and 8 part time employees, none of whom were represented by a collective bargaining unit. The Banks believe their relationships with their employees is good.


REGULATION OF THE BANKS

           The Banks are national banks subject to regulation, supervision and examination by the OCC. In addition, the Banks' deposits are insured by the FDIC up to the maximum amount permitted by law, and are therefore subject to regulation, supervision and examination by the FDIC. See "2000 Annual Report -
Note 9 Regulatory Matters."

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

ITEM 2.    Properties

           The following table sets forth the Banks' offices, as well as certain additional information relating to the offices, as of December 31, 2000.



                                        Year        Building          Land          Building
Location                  County       Opened     Owned/Leased    Owned/Leased   Square Footage     Deposits
--------                  ------       ------     ------------    ------------   --------------     --------
                                                                                                 (In Thousands)
Chester National Bank
Main Office

1112 State Street         Randolph      1919         Owned           Owned              10,345        $62,384
Chester, Illinois 62233

Chester National Bank
Branch Offices

165 West Broadway         Randolph      1989         Owned           Owned              11,142         21,495
Sparta, Illinois 62286

1414 South Main           Randolph      1989         Owned           Owned               1,032          5,315
Red Bud, Illinois 62278

Chester National Bank
of Missouri Main Office

1010 North Main           Perry         1990         Owned           Owned               3,900          7,770
Perryville, Missouri
63775

Chester National Bank
of Missouri  Branch
Office

1011 S. Perryville Blvd   Perry         1999         Leased          Leased                120             27
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

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The section of Annual Report to the Stockholders for the fiscal year ended December 31, 2000, entitled "Common Stock and Related Matters" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 6.   Selected Financial Data.

The section of the Annual Report to the Stockholders for the fiscal year ended December 31, 2000, entitled "Selected Consolidated Financial Information" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The section of the Annual Report to the Stockholders for the fiscal year ended December 31, 2000, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

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

In order to reduce the exposure to interest rate risk, the Company has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. The Company has focused on: (i) residential lending of ARMs, which generally reprice within one to three years; (ii) non-residential lending of adjustable or floating rate and/or short-term loans; (iii) investment activities of short- and medium-term securities; (iv) maintaining and increasing its passbook and transaction deposit accounts, which are considered to be relatively resistant to changes in interest rates; and (v) utilizing long-term borrowings to adjust the term to repricing of its liabilities.

The Company uses an independent consulting firm to perform interest rate sensitivity analysis for all product categories. The Company's primary focus of its analysis is on the effect of interest rate increases and decreases on net interest income. Management believes that this analysis reflects the potential effects on current earnings on interest rate changes. Call criteria and prepayment assumptions are taken into consideration for fixed term assets. The following table shows projected results at December 31, 2000 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.


                Change in
              Interest Rates
              in Basis Points
               (Rate Shock)                            % Change
              -------------------------------------------------
                  200                                  (-8.00%)
                  100                                  (-3.40%)
                 (100)                                 (-1.10%)
                 (200)                                 (-3.90%)

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

ITEM 8.   Financial Statements and Supplementary Data.

The sections of the Annual Report to the Stockholders for the fiscal year ended December 31, 2000, entitled "Chester Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Income," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows," "Chester Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements" are hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The section of the 2001 Proxy Statement, entitled "Auditors", is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

The sections of the 2001 Proxy Statement, entitled "Proposal I - Election of Directors," and "Compliance with Section 16(a) of the Exchange Act," as well as the "Employment Agreements" portion of the section entitled "Executive Compensation," are hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.

ITEM 11.  Executive Compensation.

The section of the 2001 Proxy Statement, entitled "Executive Compensation," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The section of the 2001 Proxy Statement, entitled "Security Ownership of Certain Beneficial Owners and Management," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.

ITEM 13.  Certain Relationships and Related Transactions.

The section of the 2001 Proxy Statement, entitled "Transactions with Management," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

The following information appearing in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2000 is incorporated by reference as Exhibit 13 to this Annual Report on Form 10-K. No other sections of such Annual Report are incorporated herein by this reference.

Annual Report Sections:

Independent Auditors' Report:

Chester Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets as of the
    Years Ended December 31, 2000 and 1999.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Income for the Years Ended December 31, 2000, 1999, and 1998.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive
    Income for the Years Ended December 31, 2000, 1999, 1998.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Stockholders'
    Equity for the Years Ended December 31, 2000, 1999, and 1998.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998.

Chester Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial
    Statements December 31, 2000 and 1999.


(a)(2) Financial Statement Schedules.  Not applicable.

(a)(3) Exhibits


Regulation S-K           Document                                                           Reference to Prior
--------------           --------                                                           ------------------
Exhibit Number                                                                              Filing or Exhibit Number
--------------                                                                              ------------------------
                                                                                            Attached Hereto
                                                                                            ---------------
3.1                      Certificate of Incorporation of Chester Bancorp, Inc.              (1)
3.2                      Bylaws of Chester Bancorp.                                         (1)
10.1                     Employment Agreement with Michael W. Welge*                        10.1
10.2                     Employment Agreement with Edward K. Collins*                       10.2
10.3                     1997 Stock Option Plan*                                            (1)
10.4                     Management Recognition and Development Plan*                       (1)
10.5                     Employee Stock Ownership Plan and Trust Agreement*                 (1)
10.6                     2000 Stock Option Plan*                                            (2)
13                       Annual Report to Stockholders for Fiscal Year Ended December 31,   13
                         2000.
21                       Subsidiaries of Chester Bancorp, Inc.                              (1)
23.1                     Consent from McGladrey & Pullen, LLP                               23.1
                         Consent from KPMG, LLP
99                       Proxy Statement for the 2001 Annual meeting of the Stockholders    99
                         of Chester Bancorp, Inc.


(1) Documents incorporated by reference to the Company's Registration Statement on Form S-1 filed with the SEC on August 12, 1996, (No. 333-2470) at the corresponding exhibit. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(2) Documents incorporated by reference to the Company's Registration Statement on Form S-8 filed with the SEC on September 1, 2000 (No. 333-445134).

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

                                      Chester Bancorp, Inc.

March  28, 2001                            By         Michael W. Welge
                                                     -----------------
                                      Michael W. Welge,
                                      Chairman of the Board, President,
                                      Chief Financial Officer, and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March  28, 2001                            By        Edward K. Collins
                                                     -----------------
                                      Edward K. Collins,
                                      Treasurer, Secretary, and Director

March  28, 2001                            By        Allen R. Verseman
                                                     -----------------
                                      Allen R. Verseman,
                                      Director

March  28, 2001                            By        Carl H. Welge
                                                     -------------
                                      Carl H. Welge,
                                      Director

March  28, 2001                             By       Thomas E. Welch
                                                     ---------------
                                      Thomas E. Welch, Jr.
                                      Director

March  28, 2001                            By        John R. Beck
                                                     ------------
                                      John R. Beck, M.D.
                                      Director

March  28, 2001                            By        James C. McDonald
                                                     -----------------
                                      James C. McDonald,
                                      Director