Form 10-Q
period 2001-03-31
CHESTER BANCORP INC
filed 2001-05-08
CIK 1010838

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                 Yes [X]  No [ ]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,279,684 on May 1, 2001.

================================================================================

                                    FORM 10-Q
                                      Index

                                                                                                      Page
                                                                                                    Number
PART I.    FINANCIAL INFORMATION
   Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets..........................................................        4

            Consolidated Statements of Income....................................................        5

            Consolidated Statement of Stockholders' Equity.......................................        6

            Consolidated Statements of Cash Flows................................................        7

            Consolidated Statements of Comprehensive Income......................................        8

            Notes to Unaudited Consolidated Financial Statements.................................        9

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................................       11

   Item 3. Quantitative and Qualitative Disclosures About Market Risks...........................       18

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................................       19

   Item 2.  Changes in Securities................................................................       19

   Item 3.  Defaults upon Senior Securities......................................................       19

   Item 4.  Submission of Matters to a Vote
            of Securities Holders................................................................       19

   Item 5.  Other Information....................................................................       19

   Item 6.  Exhibits and Reports on Form 8-K.....................................................       19

Signature........................................................................................       20



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)

                                                                                          March 31,            December 31,
                                    Assets                                                   2001                  2000
                                    ------                                                   ----                  ----
Cash                                                                                    $   1,070,313         $   1,220,381
Interest-bearing deposits                                                                   4,218,537             4,417,973
Federal funds sold                                                                         23,130,000             6,050,000
                                                                                        -------------         -------------
         Total cash and cash equivalents                                                   28,418,850            11,688,354

Certificates of deposit                                                                             -             1,000,000
Investment securities:
   Available for sale, at fair value (cost of $1,750,000 and $1,750,000 at                  1,777,645             1,754,036
      March 31, 2001 and December 31, 2000, respectively)
   Held to maturity, at cost (fair value of $28,033,133 and $34,733,050 at                 27,362,058            34,728,445
      March 31, 2001 and December 31, 2000, respectively)
Nonmarketable securities                                                                    2,339,400             2,322,500
Mortgage-backed securities:
   Available for sale, at fair value (cost of $4,898,609 and $5,132,377 at                  4,952,819             5,097,460
      March 31, 2001 and December 31, 2000, respectively)
   Held to maturity, at cost (fair value of $10,746,688 and $10,417,435 at                 10,664,759            10,487,947
      March 31, 2001 and December 31, 2000, respectively)
Loans receivable, net of allowance for loan loss ($597,835 at                              46,236,220            47,340,779
   March 31, 2001 and $597,580 at December 31, 2000, respectively)
Accrued interest receivable                                                                   733,624             1,108,650
Office property and equipment, net                                                          1,453,187             1,423,951
Other assets                                                                                  510,509               627,423
                                                                                        -------------         -------------
                                                                                        $ 124,449,071         $ 117,579,545
                                                                                        =============         =============
                     Liabilities and Stockholders' Equity
                     ------------------------------------
Deposits
        Non-interest bearing                                                            $   2,947,590         $   4,957,853
        Interest bearing                                                                   95,752,032            92,033,633
Borrowed money                                                                              5,000,000                     -
Accrued interest payable                                                                      240,755               187,733
Advance payments by borrowers for taxes and insurance                                         430,449               394,401
Accrued expenses and other liabilities                                                        200,881               126,165
                                                                                        -------------         -------------
         Total liabilities                                                                104,571,707            97,699,785
                                                                                        -------------         -------------

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125 shares
     issued at March 31, 2001 and December 31, 2000                                            21,821                21,821
   Additional paid-in capital                                                              21,402,481            21,393,214
   Retained earnings, substantially restricted                                             15,362,029            15,252,238
   Accumulated other comprehensive gain (loss)                                                 50,750              (19,147)
   Unearned ESOP shares                                                                   (1,469,340)           (1,483,080)
   Unearned restricted stock awards                                                         (185,737)             (227,286)
   Treasury stock, at cost: 910,606 and 895,979 shares at
      March 31, 2001 and December 31, 2000, respectively                                 (15,304,640)          (15,058,000)
                                                                                        -------------         -------------
         Total stockholders' equity                                                        19,877,364            19,879,760
                                                                                        -------------         -------------
                                                                                        $ 124,449,071         $ 117,579,545
                                                                                        =============         =============

      See accompanying notes to unaudited consolidated financial statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                        ------------------
                                                                                                             March 31,
                                                                                                             ---------
                                                                                                      2001                  2000
                                                                                                      ----                  ----
Interest income:
         Loans receivable                                                                          $  988,389           $ 1,003,355
         Mortgage-backed securities                                                                   246,782               321,059
         Investments                                                                                  573,962               598,899
         Interest-bearing deposits and federal funds sold                                             212,019                29,528
                                                                                                   ----------           -----------
                  Total interest income                                                             2,021,152             1,952,841
                                                                                                   ----------           -----------
Interest expense:
         Savings deposits                                                                           1,109,302               959,769
         Borrowed money                                                                                50,000                60,845
                                                                                                   ----------           -----------
                  Total interest expense                                                            1,159,302             1,020,614
                                                                                                   ----------           -----------
                  Net interest income                                                                 861,850               932,227
Provision for loan losses                                                                                --                    --
                                                                                                   ----------           -----------
         Net interest income after provision for loan losses                                          861,850               932,227
                                                                                                   ----------           -----------
Noninterest income:
         Late charges and other fees                                                                   41,370                30,252
         Gain (loss) on sale of investment securities, net                                             10,652               (22,969)
         Gain on sale of mortgage-backed securities, net                                                 --                   1,139
         Other                                                                                          9,463                 4,675
                                                                                                   ----------           -----------
                  Total noninterest income                                                             61,485                13,097
                                                                                                   ----------           -----------
Noninterest expense:
         Compensation and employee benefits                                                           319,216               330,965
         Occupancy                                                                                     74,063                65,971
         Data processing                                                                               38,338                42,973
         Professional Fees                                                                             47,842                61,937
         Advertising                                                                                   12,772                 9,774
         Federal deposit insurance premiums                                                             5,019                 5,410
         Other                                                                                         79,841                75,956
                                                                                                   ----------           -----------
                  Total noninterest expense                                                           577,091               592,986
                                                                                                   ----------           -----------
                  Income before income tax expense                                                    346,244               352,338
Income tax expense                                                                                     99,481               100,016
                                                                                                   ----------           -----------
                  Net income                                                                       $  246,763           $   252,322
                                                                                                   ==========           ===========

Earnings per common share - basic                                                                  $      .22           $       .20
                                                                                                   ==========           ===========
Earnings per common share - diluted                                                                $      .21           $       .20
                                                                                                   ==========           ===========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 2001
                                   (Unaudited)



                                                                                          Retained       Accumulated
                                                   Common stock         Additional       earnings,          other          Unearned
                                               --------------------       paid-in      substantially    comprehensive        ESOP
                                               Shares       Amount        capital        restricted          loss           shares
                                               ------       ------        -------        ----------          ----           ------
Balance, December 31, 2000                    2,182,125     $21,821     $21,393,214     $ 15,252,238      $(19,147)     $(1,483,080)

Net income                                         --          --              --            246,763          --               --

Purchase of treasury stock                         --          --              --               --            --               --

Stock options exercised                            --          --              --               (763)         --               --

Amortization of restricted stock awards            --          --              --               --            --               --

Amortization of ESOP awards                        --          --             9,267             --            --             13,740

Dividends on common stock
    at $.12 per share                              --          --              --           (136,209)         --               --

Change in accumulated other
comprehensive loss                                 --          --              --               --          69,897             --
                                              ---------     -------     -----------     ------------      --------      -----------

Balance, March 31, 2001                       2,182,125     $21,821     $21,402,481     $ 15,362,029      $ 50,750      $(1,469,340)
                                              =========     =======     ===========     ============      ========      ===========


                                                           Unamortized                Treasury Stock                       Total
                                                            restricted                --------------                   Stockholders'
                                                           stock awards          Shares             Amount                equity
                                                           ------------          ------             ------                ------
Balance, December 31, 2000                                  $(227,286)          895,979          $(15,058,000)         $ 19,879,760

Net income                                                       --                --                    --                 246,763

Purchase of treasury stock                                       --              15,500              (259,625)             (259,625)

Stock options exercised                                          --                (873)               12,985                12,222

Amortization of restricted stock awards                        41,549              --                    --                  41,549

Amortization of ESOP awards                                      --                --                    --                  23,007

Dividends on common stock
    at $.12 per share                                            --                --                    --                (136,209)

Change in accumulated other
comprehensive loss                                               --                --                    --                  69,897
                                                            ---------           -------          ------------          ------------

Balance, March 31, 2001                                     $(185,737)          910,606          $(15,304,640)         $ 19,877,364
                                                            =========           =======          ============          ============


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                                     March 31,          March 31,
                                                                                                       2001                2000
                                                                                                       ----                ----
Cash flows from operating activities:
  Net income                                                                                       $    246,763         $   252,322
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                                                  40,387              37,095
        Deferred fees, discounts, and premiums                                                          (37,919)             (7,226)
        Stock plans                                                                                      76,778              64,547
      Increase in accrued interest receivable                                                           375,026             291,007
      Increase in accrued interest payable                                                               53,022               3,712
      Increase (decrease) in income taxes, net                                                           93,830            (193,721)
      (Gain)loss on sale of investment securities, net                                                  (10,652)             22,969
      (Gain) on sale of mortgage-backed securities, net                                                    --                (1,139)
      (Gain) on sale of real estate owned, net                                                             (701)               (460)
      Dividend on FHLB Stock                                                                            (16,900)               --
      Net change in other assets and other liabilities                                                  (43,913)            (75,470)
                                                                                                   ------------         -----------
        Net cash provided by operating activities                                                       775,721             394,096
                                                                                                   ------------         -----------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable                                                                                  3,436,920           2,911,435
    Mortgage-backed securities                                                                        1,072,679           1,312,630
    Proceeds from the maturity of certificates of deposits                                            1,000,000                --
    Proceeds from the maturity of investment securities available for sale                            1,000,000             500,000
    Proceeds from the maturity of investment securities held to maturity                             16,080,431           3,340,000
    Proceeds from the sale of investment securities available for sale                                1,510,652           1,202,031
    Proceeds from the sale of mortgage-backed securities available for sale                                --               538,389
  Cash invested in:
    Loans receivable                                                                                 (2,231,962)         (2,988,917)
    Mortgage-backed securities held to maturity                                                        (997,672)               --
    Investment securities held to maturity                                                           (8,695,000)         (2,700,000)
    Investment securities available for sale                                                         (2,500,000)         (1,479,389)
    Purchase of office properties and equipment                                                         (69,623)            (25,819)
                                                                                                   ------------         -----------
        Net cash provided by investing activities                                                     9,606,425           2,610,360
                                                                                                   ------------         -----------
Cash flows from financing activities:
  Increase in savings deposits                                                                        1,708,136           1,321,212
  Proceeds from (payments on) FHLB advances                                                           5,000,000          (5,000,000)
  Repayments of federal funds purchased                                                                    --              (957,000)
  Increase in advance payments by borrowers for taxes and insurance                                      36,048             148,948
  Purchase of treasury stock                                                                           (259,625)           (695,126)
  Dividends paid                                                                                       (136,209)           (121,965)
                                                                                                   ------------         -----------
        Net cash used in financing activities                                                        (6,348,350)         (5,303,931)
                                                                                                   ------------         -----------
        Net increase (decrease) in cash and cash equivalents                                         16,730,496          (2,299,935)
Cash and cash equivalents, beginning of period                                                       11,688,354           5,837,300
                                                                                                   ------------         -----------
Cash and cash equivalents, end of period                                                           $ 28,418,850         $ 3,537,365
                                                                                                   ============         ===========
Supplemental information:
  Interest paid                                                                                    $  1,106,280         $ 1,016,902
  Income taxes paid                                                                                $      5,651         $   304,224
Noncash investing and financing activities:
  Loans transferred to real estate acquired by foreclosure                                         $       --           $      --
  Interest credited to savings deposits                                                            $    816,463         $   635,009


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)



                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                           2001          2000
                                                           ----          ----
Net income                                               $246,763     $ 252,322
Other comprehensive income, net of tax
  Unrealized holding gain (loss) on
    securities available for sale                        $ 63,293     $  (8,350)

Less adjustment for realized gains
  included in net income                                 $  6,604     $ (13,535)
                                                         --------     ---------

          Total other comprehensive income               $ 69,897     $ (21,885)
                                                         --------     ---------
          Comprehensive income                           $316,660     $ 230,437
                                                         ========     =========

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                   Three Months Ended March 31, 2001 and 2000


(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001.

         Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


         The computation of EPS for the three months ended March 31, 2001 and 2000 follows:

                                                          Three Months Ended
                                                               March 31,

                                                          2001           2000
                                                          ----           ----
Basic EPS:
  Net income                                           $  246,763     $  252,322
                                                       ==========     ==========
  Average common shares outstanding                     1,137,669      1,232,056
                                                       ==========     ==========
  Basic EPS                                            $     0.22     $     0.20
                                                       ==========     ==========
Diluted EPS:
  Net income                                           $  246,763     $  252,322
                                                       ==========     ==========
  Average common shares outstanding                     1,137,669      1,232,056
  Dilutive potential due to stock options                  30,832         33,081
                                                       ----------     ----------

Average number of common shares
  and dilutive potential common
   shares outstanding                                   1,168,502      1,265,137
                                                       ==========     ==========
Diluted EPS                                            $     0.21     $      .20
                                                       ==========     ==========

(3)      Employee Stock Ownership Plan (ESOP)

         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 30 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $23,007 and $22,998 for the three months ended March 31, 2001 and 2000, respectively.


         The ESOP shares as of March 31, 2001 are as follows:

                  Allocated shares                                                26,262
                  Committed to be released shares                                  1,374
                  Unreleased shares                                              146,934
                                                                            ------------
                      Total ESOP shares                                          174,570
                                                                            ============
                  Fair value of unreleased shares                           $  2,442,778
                                                                            ============


(4)      Restricted Stock Awards

         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that 82,921 common shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account is amortized to compensation expense over the vesting period. Compensation expense was $41,549 for both the three months ended March 31, 2001 and 2000.

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

FINANCIAL CONDITION

                  ASSETS. The Company's total assets increased by $6.9 million, or 5.8%, to $124.4 million at March 31, 2001 from $117.6 million at December 31, 2000. The increase in the Company's asset size was attributable to an increase in federal funds sold which was primarily funded by the $5.0 million of FHLB advances received during the quarter ended March 31, 2001.

                  Loans receivable deceased $1.1 million, or 2.3%, to $46.2 million at March 31, 2001 from $47.3 million at December 31, 2000. The decrease in loans receivable resulted from a combined impact of decreased loan origination volume of $758,000, and an increase in principal repayments on loans receivable.

                  Mortgage-backed securities were $15.6 at March 31, 2001 and December 31, 2000. Investment securities decreased $7.3 million, or 18.9%, to $31.5 million at March 31, 2001, from $38.8 million at December 31, 2000. The proceeds of maturing investment securities, calls and sales, the principal repayment on mortgage-backed securities were invested into short-term interest-bearing deposits.

                  Cash, interest-bearing deposits and federal funds sold, on a combined basis, increased $16.7 million, or 143.1%, to $28.4 million at March 31, 2001 from $11.7 million at December 31, 2000. The proceeds of maturing investment securities, calls and sales, the principal repayment on mortgage-backed securities and the increased funds in savings deposit were invested into short-term, interest-bearing deposits.

                  LIABILITIES. Deposits increased $1.7 million, or 1.8% during the three months ended March 31, 2001. Borrowed money increased $5.0 million as a result of new borrowings from the FHLB during the three months ended March 31, 2001.

                  Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee Corporation, (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. That relationship has provided as much as $25 million in funds on deposit, typically with short terms. At March 31, 2001 and December 31, 2000, the balance of funds on deposit with the Company was $22.4 million, and $24.1 million, respectively.


RESULTS OF OPERATIONS

                  The Company's operating results depend primarily on its level of net interest income, which is the difference between the interest income earned on its interest-earning assets (loans, mortgage-backed securities, investment securities, and interest-bearing deposits) and the interest expense paid on its interest-bearing liabilities (deposits and borrowings). Operating results are also significantly affected by provisions for loan losses, noninterest income, and noninterest expense. Each of these factors is significantly affected not only by the Company's policies, but, to varying degrees, by general economic and competitive conditions and by policies of federal regulatory authorities.

                  NET INCOME. The Company's net income for the three months ended March 31, 2001 was $247,000 compared to $252,000 for the three months ended March 31, 2000. The $6,000 decrease in net income for the three months ended March 31, 2001 was the result of a decline in net interest income, positively offset by an increase in noninterest income combined with a decline in noninterest expense.

                  NET INTEREST INCOME. Net interest income totaled $862,000 for the three months ended March 31, 2001 compared to $932,000 for the three months ended March 31, 2000. The $70,000, or 7.5%, decrease in net interest income was the result of an increase in the average yield on interest-bearing liabilities to 4.58% for the three months ended March 31, 2001 from 4.27% for the three months ended March 31, 2000. The interest rate spread for the three months ended March 31, 2001 decreased to 2.43% from 2.77% for the comparable 2000 period.

                  INTEREST INCOME. Interest income on loans receivable decreased $15,000, or 1.5%, for the three months ended March 31, 2001. The decrease in interest income on loans receivable was the result of a $1.4 million, or 2.9%, decrease in the average balance of loans receivable, positively offset by a 12 basis point increase on the average yield on loans receivable for the three months ended March 31, 2001.

                  Interest income on mortgage-backed securities decreased $74,000 for the three months ended March 31, 2001. The decrease resulted from a decrease in the average balance of mortgage-backed securities, partially offset by an increase in the average yield on mortgage-backed securities. For the three months ended March 31, 2001, the average balance of mortgage-backed securities decreased $5.1 million, or 24.3%. Management invested the funds received from the repayments of mortgage-backed securities into short-term, interest-bearing deposits.

                  Interest earned on investment securities was $574,000 for the three months ended March 31, 2001, compared to $599,000 for the three months ended March 31, 2000. The $25,000, or 4.2% decrease in interest income on investment securities was the result of a decrease in the average balance of investment securities of $3.3 million, or 8.2%, positively offset by an increase in the average yield on investment securities to 6.55% for the three months ended March 31, 2001 from 6.27% for the three months ended March 31, 2000. The decrease in the average balance on investment securities was due to managements decision to invest funds from maturities, call and sales into short-term, interest-bearing deposits while longer term investment opportunities were evaluated.

                  Interest income on interest-bearing deposits increased $182,000, or 618.0%, during the three months ended March 31, 2001. The increase primarily resulted from an increase in the average balance of interest-bearing deposits of $14.2 million, or 483.3%, combined with a 86 basis point increase in the average yield on interest-bearing deposits for the three months ended March 31, 2001. The increase in the average balance on interest-bearing deposits resulted primarily from management's decision to invest excess funds into short-term, interest-bearing deposits while longer term investment opportunities were evaluated.

                  INTEREST EXPENSE. Interest expense on savings deposits increased $150,000, or 15.6%, to $1.1 million for the three months ended March 31, 2001 from $960,000 for the three months ended March 31, 2000. The average balance of deposits increased $5.7 million, or 6.3%, combined with an increase in the average cost of deposits to 4.58% for the three months ended March 31, 2001 from 4.20% for the three months ended March 31, 2000.

                  Interest expense on borrowed money decreased $11,000 for the three months ended March 31, 2001. The decrease in interest expense on borrowed money was attributable to the decline the average balance in borrowed money for the comparable three month periods ending March 31, 2001 and 2000, respectively.

                  Interest expense on FHLB advances was $50,000 for the three months ended March 31, 2001, compared to $31,000 for the three months ended March 31, 2000. The increase in interest expense on FHLB advances was the result of a $1.7, or 73.0%, increase in the average balance of FHLB advances for the three months ended March 31, 2001.

                  There was no interest expense on federal funds purchased during the three months ended March 31, 2001, whereas interest expense on federal funds purchased was $30,000 for the three months ended March 31, 2000. The decrease in interest expense on federal funds purchased was the result of a $1.9 million, or 100.0%, decrease in the average balance of federal funds purchased for the three months ended March 31, 2001.

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

                  During the quarters ended March 31, 2001 and 2000, the provision for loan losses was zero as no significant problem loans were identified and the allowance for loan losses was deemed by management to be adequate.

                  The Company's allowance for loan losses was $598,000, or 1.3%, of loans outstanding at March 31, 2001 and December 31, 2000. The Company's level of net loans charged-off during the three months ended March 31, 2001 was zero. Based on current levels in the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at March 31, 2001. At March 31, 2001, loans 90 days or more delinquent totaled $264,000, or .57% of net loans receivable, compared to $130,000, or .27% of net loans receivable at December 31, 2000, and $84,000, or .17% of net loans receivable at March 31, 2000.

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

                  NONINTEREST INCOME. Noninterest income was $61,000 for the three months ended March 31, 2001 compared to $13,000 for the three months ended March 31, 2000. The increase in noninterest income for the three months ended March 31, 2001 was mainly attributable to a $11,000 net gain realized on the sale of available for sale investment securities and a $11,000 increase in fee income.

                  NONINTEREST EXPENSE. Noninterest expense decreased $16,000, or 2.7%, for the three months ended March 31, 2001. The decrease in noninterest expense for the three months ended March 31, 2001 resulted from a $12,000 decrease in compensation expense and a $10,000 decrease in other expense, partially offset by an $8,000 increase in occupancy expense. Each of these fluctuations are the result of normal operating procedures.

                  INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2001was $99,000 compared to $100,000 for the three months ended March 31, 2000. The Company's effective tax rate for the three months ended March 31, 2001 was 28.7% compared to 28.4% for the three months ended March 31, 2000. The effective tax rate for each period was below the statutory rate of 34% due to the Company's investment in tax exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary sources of funds consist of deposits, securities sold under agreements to repurchase, federal funds purchased, FHLB advances, repayments and prepayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit base. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest in other interest-bearing assets, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the remainder of 2001.

                  A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At March 31, 2001, cash and cash equivalents totaled $28.4 million.

                  The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the three months ended March 31, 2001, purchases of investment securities and mortgaged-backed securities totaled $12.2 million while loan originations totaled $2.2 million. These investments were funded primarily from loan and mortgage-backed security repayments of $4.5 million and investment securities sales, calls and maturities of $18.6 million.

                  Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow by purchasing federal funds or borrow funds from the Federal Home Loan Bank (FHLB). At March 31, 2001, the Company had $5.0 million in outstanding advances from the FHLB.

                  March 31, 2001, the Company exceeded all of its regulatory capital requirements. The Company and the Company's subsidiary banks actual and required capital amounts and ratios as of March 31, 2001 are as follows:

                                                                        Actual            Capital Requirements
                                                             ----------------------------------------------------
(Dollars in thousands)                                       Amount          Ratio         Amount      Ratio
-----------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets):
        Company                                              $ 20,380         42.5%         3,834       8.00%
        Chester National Bank                                $ 15,977         38.6%         3,307       8.00%
        Chester National Bank of Missouri                    $  3,502         58.0%           483       8.00%
Tier 1 capital (to risk-weighted assets):
       Company                                               $ 19,827         41.4%         1,917       4.00%
       Chester National Bank                                 $ 15,500         37.5%         1,654       4.00%
       Chester National Bank of Missouri                     $  3,426         56.7%           242       4.00%
Tier 1 capital (to average assets):
       Company                                               $ 19,827         16.2%         3,674       3.00%
       Chester National Bank                                 $ 15,500         14.2%         3,285       3.00%
       Chester National Bank of Missouri                     $  3,426         29.0%           355       3.00%


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

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                                   At March 31,            At December 31,
                                                                   ------------            ---------------
                                                                       2001                     2000
                                                                       ----                     ----
                                                                           (Dollars in Thousands)
                                                                   ---------------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate
         Residential real estate                                       $252                     $115
         Commercial                                                      --                       --
         Consumer                                                        12                       15
                                                                       ----                     ----
               Total                                                    264                      130
                                                                       ----                     ----

Accruing loans which are contractually past due 90 days or more:
         Residential real estate                                         --                       --
         Commercial                                                      --                       --
         Consumer                                                        --                       --
                                                                       ----                     ----
                Total                                                    --                       --
                                                                       ----                     ----
Total non-performing loans                                              264                      151

Real estate acquired by foreclosure, net                                 46                      145
                                                                       ----                     ----
         Total non-performing assets                                   $310                     $275
                                                                       ====                     ====


         Total non-performing loans to net loans                          0.57%                    0.27%
                                                                       =======                  =======
         Total allowance for loan losses to
         non-performing loans                                           226.38%                  460.17%
                                                                       =======                  =======
         Total non-performing assets to total assets                      0.25%                    0.23%
                                                                       =======                  =======

                     Chester Bancorp, Inc., and Subsidiaries
                          Three Months Ended March 31,

---------------------------------------------------------------------------------------------------------------
                                                                          2001
                                           --------------------------------------------------------------------
                                                                                                Average
                                                 Average                                         Yield/
                                                 Balance               Interest                   Cost
                                           --------------------    ------------------     ---------------------
                                                               (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                   $             47,082    $              988                     8.39%
  Investments, net  (1)                                 37,412                   613                     6.55%
  Mortgage-backed securities, net                       15,887                   247                     6.22%
  Interest-bearing deposits                             17,125                   212                     4.95%
                                           --------------------    ------------------     ---------------------
    Total interest-earning assets                      117,506                 2,060                     7.01%
                                                                   ------------------     ---------------------
Noninterest-earning assets                               4,969
                                           --------------------
    Total assets                          $            122,475
                                           ====================
Interest-bearing liabilities:
  Deposits                                $             97,045                 1,110                     4.58%
  Federal funds purchased                                    0                     0                     0.00%
  FHLB advances                                          4,167                    50                     4.80%
                                           --------------------    ------------------     ---------------------
    Total interest-bearing liabilities                 101,212                 1,160                     4.58%
                                                                   ------------------     ---------------------
Noninterest-bearing liabilities                          1,435
                                           --------------------
    Total liabilities                                  102,647
Retained earnings                                       19,828
                                           --------------------
    Total liabilities and retained
       earnings                           $            122,475
                                           ====================
Net interest income                                               $              900
                                                                   ==================
Interest rate spread                                                                                     2.43%
                                                                                          =====================
Net interest margin                                                                                      3.06%
                                                                                          =====================
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                                              116.10%
                                                                                          =====================

                                           --------------------------------------------------------------------
                                                                          2000
                                           --------------------------------------------------------------------
                                                                                                Average
                                                 Average                                         Yield/
                                                 Balance               Interest                   Cost
                                           --------------------    ------------------     ---------------------
                                                               (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                   $             48,485    $            1,003                     8.27%
  Investments, net  (1)                                 40,760                   639                     6.27%
  Mortgage-backed securities, net                       20,989                   321                     6.12%
  Interest-bearing deposits                              2,936                    30                     4.09%
                                           --------------------    ------------------     ---------------------
    Total interest-earning assets                      113,170                 1,993                     7.04%
                                                                   ------------------     ---------------------
Noninterest-earning assets                               5,626
                                           --------------------
    Total assets                          $            118,796
                                           ====================
Interest-bearing liabilities:
  Deposits                                $             91,332                   960                     4.20%
  Federal funds purchased                                1,917                    30                     6.26%
  FHLB advances                                          2,418                    31                     5.13%
                                           --------------------    ------------------     ---------------------
    Total interest-bearing liabilities                  95,667                 1,021                     4.27%
                                                                   ------------------     ---------------------
Noninterest-bearing liabilities                          2,199
                                           --------------------
    Total liabilities                                   97,866
Retained earnings                                       20,930
                                           --------------------
    Total liabilities and retained
       earnings                           $            118,796
                                           ====================
Net interest income                                               $              972
                                                                   ==================
Interest rate spread                                                                                     2.77%
                                                                                          =====================
Net interest margin                                                                                      3.44%
                                                                                          =====================
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                                              118.30%
                                                                                          =====================


(1) Tax exempt state and municipal securities are presented on a tax equivalent basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         There has been no material change to the market risk position of the Company from the end of the last fiscal year on December 31, 2000.

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

         None

Item 3. Defaults upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

        On March 9, 2001, the Company solicited proxies for the annual meeting of stockholders of the Company held on April 6, 2001. The meeting involved the election of two directors. The directors up for election were elected by the vote of 1,125,593 shares for Allen Verseman and 1,125,797 shares for Carl Welge out of 1,129,522 shares present at the meeting, either in person or by proxy.

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

         A.  Exhibits

         None

         B.  Reports on Form 8-K

         None

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Chester Bancorp, Inc.

                              By: /s/ Michael W. Welge
                                  ---------------------------------------------
                                  Michael W. Welge
                                  Chairman of the Board, President and Chief
                                              Financial Officer
                                          (Duly Authorized Officer)

Dated: May 8, 2001