Form 10-Q
period 2001-06-30
CHESTER BANCORP INC
filed 2001-08-10
CIK 1010838

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001

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

                                 Yes [X]  No [ ]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 1,269,686 on August 10, 2001.

================================================================================

                                    FORM 10-Q
                                      Index

                                                                                                     Page
                                                                                                    Number
PART I.     FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets..........................................................        4

            Consolidated Statements of Income....................................................        5

            Consolidated Statement of Stockholders' Equity.......................................        7

            Consolidated Statements of Cash Flows................................................        8

            Consolidated Statements of Comprehensive Income......................................        9

            Notes to Unaudited Consolidated Financial Statements.................................       10

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................................       12

   Item 3. Quantitative and Qualitative Disclosures About Market Risks...........................       21

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................................       22

   Item 2.  Changes in Securities................................................................       22

   Item 3.  Defaults upon Senior Securities......................................................       22

   Item 4. Submission of Matters to a Vote
            of Securities Holders................................................................       22

   Item 5.  Other Information....................................................................       22

   Item 6.  Exhibits and Reports on Form 8-K.....................................................       22

Signature........................................................................................       23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000
                                   (Unaudited)

                                                                                           June 30,             December 31,
                                    Assets                                                   2001                   2000
                                    ------                                                   ----                   ----
Cash                                                                                       $  912,174           $ 1,220,381
Interest-bearing deposits                                                                   2,583,768             4,417,973
Federal funds sold                                                                         12,575,000             6,050,000
                                                                                        -------------          ------------
         Total cash and cash equivalents                                                   16,070,942            11,688,354
Certificates of deposit                                                                             -             1,000,000
Investment securities:
   Available for sale, at fair value (cost of $3,346,486 and $1,750,000 at                  3,359,996             1,754,036
      June 30, 2001 and December 31, 2000, respectively)
   Held to maturity, at cost (fair value of $37,704,259 and $34,733,050 at                 37,047,748            34,728,445
      June 30, 2001 and December 31, 2000, respectively)
Nonmarketable securities                                                                    4,354,200             2,322,500
Mortgage-backed securities:
   Available for sale, at fair value (cost of $3,157,391 and $5,132,378 at                  3,199,812             5,097,460
      June 30, 2001 and December 31, 2000, respectively)
   Held to maturity, at cost (fair value of $9,196,872 and $10,417,435 at                   9,109,414            10,487,947
      June 30, 2001 and December 31, 2000, respectively)
Loans receivable, net of allowance for loan loss ($592,160 at                              45,450,584            47,340,779
      June 30, 2001 and $597,580 at December 31, 2000, respectively)
Accrued interest receivable                                                                   940,951             1,108,650
Office property and equipment, net                                                          1,449,108             1,423,951
Other assets                                                                                  492,471               627,423
                                                                                        -------------          ------------
                                                                                        $ 121,475,226          $117,579,545
                                                                                        =============          ============
                     Liabilities and Stockholders' Equity
                     ------------------------------------

Deposits
        Non-interest bearing                                                              $ 3,647,928           $ 4,957,853
        Interest bearing                                                                   92,129,199            92,033,633
Borrowed money                                                                              5,000,000                     -
Accrued interest payable                                                                      116,784               187,733
Advance payments by borrowers for taxes and insurance                                         555,669               394,401
Accrued expenses and other liabilities                                                        199,589               126,165
                                                                                        -------------          ------------
         Total liabilities                                                                101,649,169            97,699,785
                                                                                        -------------          ------------

Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125 shares
      issued at June 30, 2001 and December 31, 2000                                            21,821                21,821
   Additional paid-in capital                                                              21,245,638            21,393,214
   Retained earnings, substantially restricted                                             15,483,056            15,252,238
   Accumulated other comprehensive income (loss)                                               34,677              (19,147)
   Unearned ESOP shares                                                                   (1,455,600)           (1,483,080)
   Unearned restricted stock awards                                                         (144,188)             (227,286)
   Treasury stock, at cost: 912,439 and 895,979 shares at
      June 30, 2001 and December 31, 2000, respectively                                  (15,359,347)          (15,058,000)
                                                                                        -------------          ------------
         Total stockholders' equity                                                        19,826,057            19,879,760
                                                                                        -------------          ------------
                                                                                        $ 121,475,226         $ 117,579,545
                                                                                        =============         =============

      See accompanying notes to unaudited consolidated financial statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                    Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                  ------------------
                                                                                                        June 30,
                                                                                                        --------
                                                                                               2001                  2000
                                                                                               ----                  ----
Interest income:
         Loans receivable                                                                   $ 933,728              $999,955
         Mortgage-backed securities                                                           212,452               293,826
         Investments                                                                          587,763               615,131
         Interest-bearing deposits and federal funds sold                                     211,195                17,421
                                                                                            ---------              --------
                  Total interest income                                                     1,945,138             1,926,333
                                                                                            ---------              --------
Interest expense:
         Savings deposits                                                                   1,019,745               960,919
         Borrowed money                                                                        60,667                37,723
                                                                                            ---------              --------
                  Total interest expense                                                    1,080,412               998,642
                                                                                            ---------              --------
                  Net interest income                                                         864,726               927,691
Provision for loan losses                                                                         -                     -
                                                                                            ---------              --------
         Net interest income after provision for loan losses                                  864,726               927,691
                                                                                            ---------              --------
Noninterest income:
         Late charges and other fees                                                           47,269                30,083
         Gain on sale of mortgage-backed securities, net                                        8,618                     -
         Other                                                                                 42,296                13,612
                                                                                            ---------              --------
                  Total noninterest income                                                     98,183                43,695
                                                                                            ---------              --------
Noninterest expense:
         Compensation and employee benefits                                                   317,718               325,422
         Occupancy                                                                             71,320                65,601
         Data processing                                                                       35,494                36,793
         Professional fees                                                                    54,102                61,793
         Advertising                                                                           12,772                10,974
         Federal deposit insurance premiums                                                     4,596                 4,702
         Other                                                                                 81,017                77,041
                                                                                            ---------              --------
                  Total noninterest expense                                                   577,019               582,326
                                                                                            ---------              --------
                  Income before income tax expense                                            385,890               389,060
Income tax expense                                                                            106,060               105,168
                                                                                            ---------              --------
                  Net income                                                                $ 279,830             $ 283,892
                                                                                            =========             =========

Earnings per common share - basic                                                               $ .25                 $ .24
                                                                                            =========             =========
Earnings per common share - diluted                                                             $ .24                 $ .23
                                                                                            =========             =========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statement of Income

                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                  ----------------
                                                                                                       June 30,
                                                                                                       --------
                                                                                               2001                  2000
                                                                                               ----                  ----
Interest income:
         Loans receivable                                                                 $ 1,922,117           $ 2,003,310
         Mortgage-backed securities                                                           459,234               614,885
         Investments                                                                        1,161,725             1,214,030
         Interest-bearing deposits and federal funds sold                                     423,214                46,949
                                                                                          -----------           -----------
                  Total interest income                                                     3,966,290             3,879,174
                                                                                          -----------           -----------
Interest expense:
         Savings deposits                                                                   2,129,047             1,920,688
         Borrowed money                                                                       110,667                98,568
                                                                                          -----------           -----------
                  Total interest expense                                                    2,239,714             2,019,256
                                                                                          -----------           -----------
                  Net interest income                                                       1,726,576             1,859,918
Provision for loan losses                                                                         -                     -
                                                                                          -----------           -----------
         Net interest income after provision for loan losses                                1,726,576             1,859,918
                                                                                          -----------           -----------
Noninterest income:
         Late charges and other fees                                                           88,639                60,334
         Gain (loss) on sale of investment securities, net                                     10,652               (22,969)
         Gain on sale of mortgage-backed securities, net                                        8,618                 1,139
         Other                                                                                 51,759                18,287
                                                                                          -----------           -----------
                  Total noninterest income                                                    159,668                56,791
                                                                                          -----------           -----------
Noninterest expense:
         Compensation and employee benefits                                                   636,934               656,387
         Occupancy                                                                            145,383               131,571
         Data processing                                                                       73,832                79,766
         Professional fees                                                                    101,943               123,729
         Advertising                                                                           25,544                20,748
         Federal deposit insurance premiums                                                     9,615                10,111
         Other                                                                                160,859               152,999
                                                                                          -----------           -----------
                  Total noninterest expense                                                 1,154,110             1,175,311
                                                                                          -----------           -----------
                  Income before income tax expense                                            732,134               741,398
Income tax expense                                                                            205,541               205,184
                                                                                          -----------           -----------
                  Net income                                                              $   526,593           $   536,214
                                                                                          ===========           ===========

Earnings per common share - basic                                                               $ .46                 $ .44
                                                                                          ===========           ===========
Earnings per common share - diluted                                                             $ .45                 $ .43
                                                                                          ===========           ===========

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 2001
                                   (Unaudited)



                                                                                                Retained          Accumulated
                                                 Common stock              Additional           earnings,           other
                                                 ------------                paid-in          substantially      comprehensive
                                           Shares           Amount           capital            restricted          income
                                           ------           ------           -------            ----------          ------
Balance, December 31, 2000                2,182,125        $ 21,821        $ 21,393,214        $ 15,252,238        $(19,147)

Net income                                     --              --                  --               526,593            --

Purchase of treasury stock                     --              --                  --                  --              --

Treasury stock issued for MRP                  --              --              (166,110)            (10,382)           --

Stock options exercised                        --              (764)               --                  --              --

Amortization of restricted stock awards        --              --                  --                  --              --

Amortization of ESOP awards                    --              --                18,534                --              --

Dividends on common stock
    at $.25 per share                          --              --                  --              (284,629)           --

Change in accumulated other
    comprehensive income                       --              --                  --                  --            53,824
                                         ----------        --------        ------------        ------------        --------
Balance, June 30, 2001                    2,182,125        $ 21,821        $ 21,245,638        $ 15,483,056        $ 34,677
                                         ==========        ========        ============        ============        ========

                                                         Unearned      Unamortized           Treasury Stock                Total
                                                           ESOP         restricted           --------------            Stockholders'
                                                          shares       stock awards     Shares          Amount             equity
                                                          ------       ------------     ------          ------             ------
Balance, December 31, 2000                             $(1,483,080)     $(227,286)      895,979      $(15,058,000)     $ 19,879,760

Net income                                                    --             --            --                --             526,593

Purchase of treasury stock                                    --             --          29,198          (490,825)         (490,825)

Treasury stock issued for MRP                                 --             --         (11,865)          176,492           176,492

Stock options exercised                                       --             --            (873)           12,986            12,222

Amortization of restricted stock awards                       --           83,098          --                --              83,098

Amortization of ESOP awards                                 27,480           --            --                --              46,014

Dividends on common stock
   at $.25 per share                                          --             --            --                --            (284,629)

Change in accumulated other
   comprehensive income                                       --             --            --                --              53,824
                                                       -----------      ---------      --------      ------------      ------------

Balance, June 30, 2001                                 $(1,455,600)     $(144,188)      912,439      $(15,359,347)     $ 19,826,057
                                                       ===========      =========      ========      ============      ============




     See accompanying notes to unaudited consolidated financial statements.

                         BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                                     June 30,             June 30,
                                                                                                       2001                 2000
                                                                                                       ----                 ----
Cash flows from operating activities:
  Net income                                                                                       $    526,593         $   536,214
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                                                  80,774              74,906
        Deferred fees, discounts, and premiums                                                          (77,263)             (1,160)
        Stock plans                                                                                     141,334             220,736
      Increase in accrued interest receivable                                                           167,699              78,724
      Decrease in accrued interest payable                                                              (70,949)            (45,006)
      Increase (decrease) in income taxes, net                                                           12,093            (438,225)
      (Gain) loss on sale of investment securities, net                                                 (10,652)             22,969
      (Gain) on sale of mortgage-backed securities, net                                                  (8,618)             (1,139)
      (Gain) loss on sale of real estate owned, net                                                        (701)              5,166
      Dividend on FHLB Stock                                                                            (31,700)            (13,900)
      Net change in other assets and other liabilities                                                   64,421             (17,793)
                                                                                                   ------------         -----------
        Net cash provided by operating activities                                                       793,031             421,492
                                                                                                   ------------         -----------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable                                                                                  7,021,828           5,694,121
    Mortgage-backed securities                                                                        2,964,174           2,814,268
    Proceeds from the maturity of certificates of deposits                                            1,000,000                --
    Proceeds from the maturity of investment securities available for sale                            1,000,000             500,000
    Proceeds from the maturity of investment securities held to maturity                             17,778,430           3,565,000
    Proceeds from the sale of investment securities available for sale                                1,510,652           1,202,031
    Proceeds from the sale of mortgage-backed securities available for sale                           1,410,369             538,389
  Cash invested in:
    Loans receivable                                                                                 (5,032,262)         (5,485,231)
    Mortgage-backed securities held to maturity                                                        (997,672)               --
    Investment securities held to maturity                                                          (20,035,000)         (2,700,000)
    Investment securities available for sale                                                         (4,096,486)         (1,489,262)
    FHLB stock                                                                                       (2,000,000)               --
    Purchase of office properties and equipment                                                        (105,931)            (25,819)
                                                                                                   ------------         -----------
        Net cash provided by investing activities                                                       418,102           4,613,497
                                                                                                   ------------         -----------
Cash flows from financing activities:
  Increase (decrease) in savings deposits                                                            (1,214,359)          1,358,918
  Proceeds from (payments on) FHLB advances                                                           5,000,000          (5,000,000)
  Repayments of federal funds purchased                                                                    --            (2,807,000)
  Increase in advance payments by borrowers for taxes and insurance                                     161,268             321,904
  Purchase of treasury stock                                                                           (490,825)         (1,246,971)
  Dividends paid                                                                                       (284,629)           (241,096)
                                                                                                   ------------         -----------
        Net cash provided by (used in) financing activities                                           3,171,455          (7,614,245)
                                                                                                   ------------         -----------
        Net increase (decrease) in cash and cash equivalents                                          4,382,588          (2,574,978)
Cash and cash equivalents, beginning of period                                                       11,688,354           5,837,300
                                                                                                   ------------         -----------
Cash and cash equivalents, end of period                                                           $ 16,070,942         $ 3,262,322
                                                                                                   ============         ===========
Supplemental information:
  Interest paid                                                                                    $  2,310,662         $ 2,064,262
  Income taxes paid                                                                                $    184,051         $   656,024
Noncash investing and financing activities:
  Loans transferred to real estate acquired by foreclosure                                         $       --           $    45,776
  Interest credited to savings deposits                                                            $  1,414,156         $ 1,309,492


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)


                                                                       Three Months Ended                    Six Months Ended
                                                                            June 30,                             June 30,
                                                                            --------                             --------
                                                                     2001               2000               2001              2000
                                                                     ----               ----               ----              ----
Net income                                                         $ 279,830          $ 283,892          $526,593         $ 536,214

Other comprehensive income, net of tax
  Unrealized holding gain (loss) on
    securities available for sale                                  $ (21,416)         $  (4,971)         $ 41,877         $ (13,321)

Less adjustment for realized gains
  (losses) included in net income                                  $   5,343          $    --            $ 11,947         $ (13,535)
                                                                   ---------          ---------          --------         ---------

   Total other comprehensive income (loss)                         $ (16,073)         $  (4,971)         $ 53,824         $ (26,856)
                                                                   ---------          ---------          --------         ---------
Comprehensive income                                               $ 263,757          $ 278,921          $580,417         $ 509,358
                                                                   =========          =========          ========         =========

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                     Six Months Ended June 30, 2001 and 2000


(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated financial statements as of June 30, 2001 and for the six months ended June 30, 2001.

         Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


         The computation of EPS for the three and six months ended June 30, 2001 and 2000 follows:

                                                                        Three Months Ended                   Six Months Ended
                                                                             June 30,                             June 30,
                                                                             --------                             --------

                                                                       2001              2000              2001              2000
                                                                       ----              ----              ----              ----
Basic EPS:
  Net income                                                        $  279,830        $  283,892        $  526,593        $  536,214
                                                                    ==========        ==========        ==========        ==========
  Average common shares outstanding                                  1,123,217         1,192,742         1,133,513         1,219,687
                                                                    ==========        ==========        ==========        ==========
  Basic EPS                                                         $     0.25        $     0.24        $      .46        $      .44
                                                                    ==========        ==========        ==========        ==========
Diluted EPS:
  Net income                                                        $  279,830        $  283,892        $  526,593        $  536,214
                                                                    ==========        ==========        ==========        ==========
  Average common shares outstanding                                  1,123,217         1,192,742         1,133,513         1,219,687
  Dilutive potential due to stock options                               32,660            33,297            30,991            33,189
                                                                    ----------        ----------        ----------        ----------
Average number of common shares
  and dilutive potential common
   shares outstanding                                                1,155,877         1,226,039         1,164,504         1,252,876
                                                                    ==========        ==========        ==========        ==========
Diluted EPS                                                         $     0.24        $      .23        $      .45        $      .43
                                                                    ==========        ==========        ==========        ==========


(3)      Employee Stock Ownership Plan (ESOP)

         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 30 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $46,014 and $45,996 for the six months ended June 30, 2001 and 2000, respectively.


         The ESOP shares as of June 30, 2001 are as follows:

                  Allocated shares                                                26,262
                  Committed to be released shares                                  2,748
                  Unreleased shares                                              145,560
                                                                              ----------
                      Total ESOP shares                                          174,570
                                                                              ==========
                  Fair value of unreleased shares                             $2,474,520
                                                                              ==========


(4)      Restricted Stock Awards

         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that 82,921 common shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account is amortized to compensation expense over the vesting period. Compensation expense was $83,098 for both the six months ended June 30, 2001 and 2000.

(5)      Pending Adoptions

         In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 requires all business combinations in the scope of this SFAS to be accounted for using the purchase method. SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. Management does not believe the adoption of SFAS No. 141 will have a significant impact on its financial statements.

         Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), was issued in June 2001 by the Financial Accounting Standards Board. The standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets should be accounted for at acquisition and in subsequent periods. Most significantly, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The standard also provides specific guidance for testing goodwill for impairment and requires additional disclosures about goodwill and intangible assets.

         The Standard is effective for fiscal years beginning after December 15, 2001. The Standard is required to be applied to the beginning of any entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Standard are to be reported as resulting from a change in accounting principle. Since the Company does not have any goodwill the adoption of the Standard will have no impact on the consolidated financial statements.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

GENERAL

                  The principal business of Chester Bancorp, Inc. and its subsidiaries (the Company) consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one-to four-family residences and to invest in securities of the U. S. government, mortgage-backed securities, and other securities. To a lesser extent, the Company engages in various forms of consumer lending. The Company's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans, mortgage-backed securities and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits, federal funds purchased and FHLB advances.

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

FINANCIAL CONDITION

                  ASSETS. The Company's total assets increased by $3.9 million, or 3.3%, to $121.5 million at June 30, 2001 from $117.6 million at December 31, 2000. The increase in the Company's asset size was attributable to an increase in federal funds sold which was primarily funded by the $5.0 million of FHLB advances received during the first quarter 2001.

                  Loans receivable deceased $1.9 million, or 4.0%, to $45.5 million at June 30, 2001 from $47.3 million at December 31, 2000. The decrease in loans receivable resulted from a combined impact of decreased loan origination volume, and an increase in principal repayments on loans receivable.

                  Mortgage-backed securities at June 30, 2001 were $12.3 million compared to $15.6 million at December 31, 2000. Investment securities, including nonmarketable equity securities, increased $6.0 million, or 15.4%, to $44.8 million at June 30, 2001, from $38.8 million at December 31, 2000. The proceeds of maturing investment securities, calls and sales, and the principal repayment on mortgage-backed securities were invested into short-term, interest-bearing deposits and callable government agencies.

                  Cash, interest-bearing deposits and federal funds sold, on a combined basis, increased $4.4 million, or 37.5%, to $16.1 million at June 30, 2001 from $11.7 million at December 31, 2000. The proceeds of maturing investment securities, calls and sales, and the principal repayment on mortgage-backed securities were invested into short-term, interest-bearing deposits.

                  LIABILITIES. Deposits decreased $1.2 million, or 1.3% during the six months ended June 30, 2001. Borrowed money increased $5.0 million as a result of new borrowings from the FHLB during the quarter ended March 31, 2001.

                  Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee Corporation, (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. That relationship has provided as much as $25 million in funds on deposit, typically with short terms. At June 30, 2001 and December 31, 2000, the balance of funds on deposit with the Company was $22.0 million, and $24.1 million, respectively.


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

                  NET INCOME. The Company's net income for the three and six months ended June 30, 2001 was $279,830 and $526,593, respectively, compared to $283,892 and $536,214 for the three and six months ended June 30, 2000, respectively. The $4,100 and $10,000 decrease in net income for the three and six months ended June 30, 2001, respectively, was the result of a decline in net interest income, positively offset by an increase in noninterest income combined with a decline in noninterest expense.

                  NET INTEREST INCOME. Net interest income totaled $865,000 for the three months ended June 30, 2001 compared to $928,000 for the three months ended June 30, 2000. The $63,000, or 6.8%, decrease in net interest income was the result of a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities of 116.5% for the three months ended June 30, 2001 compared to 118.4% for the three months ended June 30, 2000. The decrease was further impacted by a decline in the Company's interest rate spread to 2.45% for the three months ended June 30, 2001 from 2.88% for the three months ended June 30, 2000.

                  Net interest income totaled $1.7 million for the six months ended June 30, 2001 compared to $1.9 million for the six months ended June 30, 2000. The $133,000, or 7.2%, decrease in net interest income was the result of a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities of 116.3% for the six months ended June 30, 2001 compared to 118.6% for the six months ended June 30, 2000.

                  INTEREST INCOME. Interest income on loans receivable decreased $66,000, or 6.6%, for the three months ended June 30, 2001. The decrease in interest income on loans receivable was the result of a $2.2 million, or 4.5%, decrease in the average balance of loans receivable, coupled with a decline in the average yield on loans receivable to 8.15% for the three months ended June 30, 2001 from 8.34% for the three months ended June 30, 2000.

                  Interest income on loans receivable decreased $81,000, or 4.1%, for the six months ended June 30, 2001. The decrease in interest income on loans receivable was the result of a $1.8 million, or 3.7%, decrease in the average balance of loans receivable for the six months ended June 30, 2001. The average yield on loans receivable was 8.28% and 8.31% for the six months ended June 30, 2001 and June 30, 2000, respectively.

                  Interest income on mortgage-backed securities decreased $81,000, or 27.7%, for the quarter and decreased $156,000, or 25.3%, for the six months ended June 30, 2001. The decrease in interest income on mortgage-backed securities for the three months ended June 30, 2001 was the result of a $5.3 million, or 27.6%, decrease in the average balance of mortgage-backed securities, with a consistent yield of 6.12%. The decrease in interest income on mortgage-backed securities for the six months ended June 30, 2001 was the result of a $5.2 million, or 25.9%, decrease in the average balance of mortgage-backed securities, positively offset by an increase in the average yield to 6.16% for the six months ended June 30, 2001 from 6.12% for the six months ended June 30, 2000. Management invested the funds received from the repayments of mortgage-backed securities into short-term, interest-bearing deposits.

                  Interest earned on investment securities was $588,000 for the three months ended June 30, 2001, compared to $615,000 for the three months ended June 30, 2000. The $27,000, or 4.4% decrease in interest income on investment securities was the result of a decrease in the average balance of investment securities of $1.4 million, or 3.6%, combined with a slight decrease in the average yield on investment securities to 6.48% for the three months ended June 30, 2001 from 6.54% for the three months ended June 30, 2000. The decrease in the average balance on investment securities was due to management's decision to invest funds from maturities, call and sales into short-term, interest-bearing deposits while longer term investment opportunities were evaluated.

                  Interest earned on investment securities was $1.2 million for both the six month period ended June 30, 2001, and 2000. Interest income on investment securities remained constant due to a 12 basis point increase in the average yield on investment securities, offset by a $2.5 million, or 6.2%, decrease in the average balance of investment securities for the six months ended June 30, 2001.

                  Interest income on interest-bearing deposits increased $194,000, or 1,112.3%, and $376,000, or 801.4%, during the three and six months ended June 30, 2001, respectively. The increase in both instances resulted from an increase in the average balance of interest-bearing deposits. For the three and six months ended June 30, 2001, the average balance of interest-bearing deposits increased $18.5 million, or 1040.1%, and $16.3 million, or 680.2%, respectively. The increase in the average balance on interest-bearing deposits resulted primarily from management's decision to invest excess funds into short-term, interest-bearing deposits while longer term investment opportunities were evaluated.

                  INTEREST EXPENSE. Interest expense on savings deposits increased $59,000, or 6.1%, to $1.0 million for the three months ended June 30, 2001 from $961,000 for the three months ended June 30, 2000. The increase in interest expense was the result of a $6.9 million, or 7.7%, increase in the average balance of deposits, which was positively offset by the decrease in the average cost of deposits to 4.21% for the three months ended June 30, 2001 from 4.27% for the three months ended June 30, 2000.

                  Interest expense on savings deposits increased $208,000, or 10.8%, to $2.1 million for the six months ended June 30, 2001 from $1.9 million for the six months ended June 30, 2000. The increase in interest expense on savings deposits was the result of a $6.3 million, or 7.0%, increase in the average balance of deposits. The average cost of deposits increased between the two periods with an average rate of 4.39% for the six months ended June 30, 2001 compared to 4.24% for the six months ended June 30, 2000.

                  Interest expense on borrowed money increased $23,000, or 60.82%, to $61,000 for the three months ended June 30, 2001 from $38,000 for the three months ended June 30, 2000. The increase in interest expense was the result of a $2.8 million, or 131.3%, increase in the average balance of borrowed money.

                  Interest expense on borrowed money increased $12,000, or 12.3%, to $111,000 for the six months ended June 30, 2001 from $99,000 for the six months ended June 30, 2000. The increase in interest expense was the result of a $1.3 million, or 41.2%, increase in the average balance of borrowed money.

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

                  During the quarters ended June 30, 2001 and 2000, the provision for loan losses was zero as no significant problem loans were identified and the allowance for loan losses was deemed by management to be adequate.

                  The Company's allowance for loan losses was $592,000, or 1.3%, of loans outstanding at June 30, 2001 compared to $598,000, or 1.3%, of loans outstanding at December 31, 2000. The Company's level of net loans charged-off during the six months ended June 30, 2001 was $5,000, which represents a minimal percentage of average loans outstanding. Based on current levels of the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at June 30, 2001. At June 30, 2001, loans 90 days or more delinquent totaled $256,000, or .56% of net loans receivable, compared to $130,000, or .27% of net loans receivable at December 31, 2000, and $32,000, or .07% of net loans receivable at June 30, 2000.

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

                  NONINTEREST INCOME. Noninterest income was $98,000 and $160,000 for the three and six months ended June 30, 2001, respectively, compared to $44,000 and $57,000 for the three and six months ended June 30, 2000. The increase in noninterest income for the three months ended June 30, 2001 was mainly attributable to a $9,000 net gain realized on the sale of available for sale mortgage-backed securities, combined with a $17,000 increase in fee income and a $29,000 increase in other income. The increase in noninterest income for the six months ended June 30, 2001 was mainly attributable to a $19,000 net gain realized on the sale of available for sale investment securities and mortgage-backed securities compared to a $22,000 net loss realized on the sale of available for sale investment securities and mortgage-backed securities during the comparable six month period ended June 30, 2000. The increase was positively impacted by a $28,000 increase in fee income and a $33,000 increase in other income.

                  NONINTEREST EXPENSE. Noninterest expense decreased $5,000, or .9%, for the three months ended June 30, 2001. The decrease in noninterest expense for the three months ended June 30, 2001 resulted from a $8,000 decrease in compensation expense and a $8,000 decrease in professional fees, partially offset by a $6,000 increase in occupancy expense and a $4,000 increase in other expense. Each of these fluctuations are the result of normal operating procedures.

                  Noninterest expense decreased $21,000, or 1.8%, for the six months ended June 30, 2001. The decrease in noninterest expense for the six months ended June 30, 2001 resulted from a $19,000 decrease in compensation expense, a $6,000 decrease in data processing expense and a $22,000 decrease in professional fees, partially offset by a $14,000 increase in occupancy expense and a $8,000 increase in other expense.

These fluctuations are the result of normal operating procedures.

                  INCOME TAX EXPENSE. Income tax expense for the three and six months ended June 30, 2001 was $106,000 and $206,000 compared to $105,000 and $205,000 for the three and six months ended June 30, 2000. The Company's effective tax rate for the three and six months ended June 30, 2001 was 27.5% and 28.1% respectively, compared to 27.0% and 27.7% for the three and six months ended June 30, 2000. The effective tax rate for each period was below the statutory rate of 34% due to the Company's investment in tax exempt securities.

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

                  A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At June 30, 2001, cash and cash equivalents totaled $16.1 million.

                  The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the six months ended June 30, 2001, purchases of investment securities and mortgaged-backed securities totaled $27.1 million while loan originations totaled $5.0 million. These investments were funded primarily from loan and mortgage-backed security repayments of $10.0 million and investment securities and sales, calls and maturities of $21.7 million.

                  Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow by purchasing federal funds or borrow funds from the Federal Home Loan Bank (FHLB). At June 30, 2001, the Company had $5.0 million in outstanding advances from the FHLB.

                  June 30, 2001, the Company exceeded all of its regulatory capital requirements. The Company and the Company's subsidiary banks actual and required capital amounts and ratios as of June 30, 2001 are as follows:

                                                                                                  For capital
                                                                        Actual                 adequacy purposes
                                                             ----------------------------- ---------------------------
(Dollars in thousands)                                            Amount          Ratio         Amount      Ratio
------------------------------------------------------------      -------         -----         ------      ------
Total capital (to risk-weighted assets):
        Company                                                   $20,288         42.8%         3,791       8.00%
        Chester National Bank                                     $15,785         38.5%         3,208       8.00%
        Chester National Bank of Missouri                         $ 3,537         60.6%           467       8.00%
Tier 1 capital (to risk-weighted assets):
       Company                                                    $19,740         41.7%         1,896       4.00%
       Chester National Bank                                      $15,311         37.3%         1,640       4.00%
       Chester National Bank of Missouri                          $ 3,463         59.3%           234       4.00%
Tier 1 capital (to average assets):
       Company                                                    $19,740         16.0%         3,694       3.00%
       Chester National Bank                                      $15,311         13.9%         3,300       3.00%
       Chester National Bank of Missouri                          $ 3,463         29.0%           359       3.00%


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

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                                       At June 30,               At December 31,
                                                                       -----------               ---------------
                                                                          2001                         2000
                                                                          ----                         ----
                                                                                 (Dollars in Thousands)
                                                                 -------------------------------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate
         Residential real estate                                           $241                    $ 115
         Commercial                                                          --                       --
         Consumer                                                            15                       15
                                                                         ------                   ------
               Total                                                        256                      130
                                                                         ------                   ------

Accruing loans which are contractually past due 90 days or more:
         Residential real estate                                             --                       --
         Commercial                                                          --                       --
         Consumer                                                            --                       --
                                                                          -----                    -----
                Total                                                       --                        --
                                                                          -----                    -----
Total non-performing loans                                                  256                      130

Real estate acquired by foreclosure, net                                     46                      145
                                                                          -----                    -----
         Total non-performing assets                                       $302                     $275
                                                                          =====                    =====


         Total non-performing loans to net loans                               0.56%                    0.27%
                                                                       ============              ===========
         Total allowance for loan losses to
           non-performing loans                                              231.98%                  460.17%
                                                                       ============              ===========
          Total non-performing assets to total assets                          0.25%                    0.23%
                                                                       ============              ===========


                     Chester Bancorp, Inc., and Subsidiaries
                           Three Months Ended June 30,
--------------------------------------------------------------------------------

                                                                       2001                                      2000
                                                      --------------------------------------     -----------------------------------
                                                                                     Average                                 Average
                                                      Average                         Yield/     Average                      Yield/
                                                      Balance        Interest          Cost      Balance        Interest       Cost
                                                      -------        --------        -------     -------        --------     -------
                                                                                     (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                               $ 45,818        $  934           8.15%     $ 47,981        $1,000        8.34%
  Investments, net (1)                                  38,696           627           6.48%       40,125           656        6.54%
  Mortgage-backed securities, net                       13,923           213           6.12%       19,219           294        6.12%
  Interest-bearing deposits                             20,248           211           4.17%        1,776            18        4.05%
                                                      --------        ------         ------      --------        ------      ------
    Total interest-earning assets                      118,685         1,985           6.69%      109,101         1,968        7.22%
                                                                      ------         ------                      ------      ------
Noninterest-earning assets                               4,447                                      5,506
                                                      --------                                   --------
    Total assets                                      $123,132                                   $114,607
                                                      ========                                   ========
Interest-bearing liabilities:
  Deposits                                            $ 96,880         1,020           4.21%     $ 89,979           961        4.27%
  Federal funds purchased                                    0             0           0.00%        1,638            26        6.35%
  Other borrowings                                           0             0           0.00%          524            12        9.16%
  FHLB advances                                          5,000            61           4.88%            0             0        0.00%
                                                      --------        ------         ------      --------        ------      ------
    Total interest-bearing liabilities                 101,880         1,081           4.24%       92,141           999        4.34%
                                                                      ------         ------                      ------      ------
Noninterest-bearing liabilities                          1,477                                      1,951
                                                      --------                                   --------
    Total liabilities                                  103,357                                     94,092
Retained earnings                                       19,775                                     20,515
                                                      --------                                   --------
    Total liabilities and retained
       earnings                                       $123,132                                   $114,607
                                                      ========                                   ========
Net interest income                                                   $  904                                     $  969
                                                                      ======                                     ======
Interest rate spread                                                                   2.45%                                   2.88%
                                                                                     ======                                  ======
Net interest margin                                                                    3.05%                                   3.55%
                                                                                     ======                                  ======
Ratio of average interest-earning
assets
  to average interest-bearing liabilities                                            116.49%                                 118.41%
                                                                                     ======                                  ======

(1) Tax exempt state and municipal securities are presented on a tax equivalent basis.

                     Chester Bancorp, Inc., and Subsidiaries
                            Six Months Ended June 30,
--------------------------------------------------------------------------------

                                                                       2001                                      2000
                                                      --------------------------------------     -----------------------------------
                                                                                     Average                                 Average
                                                      Average                         Yield/     Average                      Yield/
                                                      Balance        Interest          Cost      Balance        Interest       Cost
                                                      -------        --------        -------     -------        --------     -------
                                                                                     (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                               $ 46,447        $1,922           8.28%     $ 48,233        $2,003        8.31%
  Investments, net (1)                                  38,057         1,241           6.52%       40,584         1,299        6.40%
  Mortgage-backed securities, net                       14,900           459           6.16%       20,104           615        6.12%
  Interest-bearing deposits                             18,724           424           4.53%        2,400            47        3.92%
                                                      --------        ------         ------      --------        ------      ------
    Total interest-earning assets                      118,128         4,046           6.85%      111,321         3,964        7.12%
                                                                      ------         ------                      ------      ------
Noninterest-earning assets                               4,711                                      6,712
                                                      --------                                   --------
    Total assets                                      $122,839                                   $118,033
                                                      ========                                   ========
Interest-bearing liabilities:
  Deposits                                            $ 96,962         2,129           4.39%     $ 90,656         1,921        4.24%
  Federal funds purchased                                    0             0           0.00%        1,778            56        6.30%
  Other borrowings                                           0             0           0.00%          262            12        9.16%
  FHLB advances                                          4,586           111           4.84%        1,209            30        4.96%
                                                      --------        ------         ------      --------        ------      ------
    Total interest-bearing liabilities                 101,548         2,240           4.41%       93,905         2,019        4.30%
                                                                      ------         ------                      ------      ------
Noninterest-bearing liabilities                          1,460                                      3,063
                                                      --------                                   --------
    Total liabilities                                  103,008                                     96,968
Retained earnings                                       19,831                                     21,065
                                                      --------                                   --------
    Total liabilities and retained
       Earnings                                       $122,839                                   $118,003
                                                      ========                                   ========
Net interest income                                                   $ 1,806                                    $1,945
                                                                      =======                                    ======
Interest rate spread                                                                   2.44%                                   2.82%
                                                                                     ======                                  ======
Net interest margin                                                                    3.06%                                   3.49%
                                                                                     ======                                  ======
Ratio of average interest-earning
assets
  to average interest-bearing liabilities                                            116.33%                                 118.55%
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

                              Chester Bancorp, Inc.

                              By: /s/ Michael W. Welge
                                  ------------------------------------------
                                  Michael W. Welge
                                  Chairman of the Board, President and Chief
                                               Financial Officer
                                           (Duly Authorized Officer)
Dated:  August 10, 2001