Form 10-Q
period 2001-09-30
CHESTER BANCORP INC
filed 2001-11-09
CIK 1010838

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                        Commission file number: 000-21167
                             -----------------------
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

                                 Yes [X]  No [ ]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 977,970 on November 7, 2001.
================================================================================

                                    FORM 10-Q
                                      Index

                                                                                                     Page
                                                                                                    Number

PART I.     FINANCIAL INFORMATION
   Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets..........................................................        4

            Consolidated Statements of Income....................................................        5

            Consolidated Statement of Stockholders' Equity.......................................        7

            Consolidated Statements of Cash Flows................................................        8

            Consolidated Statements of Comprehensive Income......................................        9

            Notes to Unaudited Consolidated Financial Statements.................................       10

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................................       13

   Item 3. Quantitative and Qualitative Disclosures About Market Risks...........................       21

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................................       22

   Item 2.  Changes in Securities................................................................       22

   Item 3.  Defaults upon Senior Securities......................................................       22

   Item 4. Submission of Matters to a Vote
            of Securities Holders................................................................       22

   Item 5.  Other Information....................................................................       22

   Item 6.  Exhibits and Reports on Form 8-K.....................................................       22

Signature........................................................................................       23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

                                                                                        September 30,           December 31,
                                    Assets                                                   2001                   2000
                                    ------                                                   ----                   ----
Cash                                                                                    $     940,038          $  1,220,381
Interest-bearing deposits                                                                   4,619,705             4,417,973
Federal funds sold                                                                         18,715,000             6,050,000
                                                                                        -------------          ------------
         Total cash and cash equivalents                                                   24,274,743            11,688,354
Certificates of deposit                                                                             -             1,000,000
Investment securities:
   Available for sale, at fair value (cost of $0 and $1,750,000 at                                  -             1,754,036
      September 30, 2001 and December 31, 2000, respectively)
   Held to maturity, at cost (fair value of $28,503,888 and $34,733,050 at                 27,494,356            34,728,445
      September 30, 2001 and December 31, 2000, respectively)
Nonmarketable securities                                                                    3,502,300             2,322,500
Mortgage-backed securities:
   Available for sale, at fair value (cost of $2,439,436 and $5,132,378 at                  2,515,096             5,097,460
      September 30, 2001 and December 31, 2000, respectively)
   Held to maturity, at cost (fair value of $8,261,473 and $10,417,435 at                   8,103,233            10,487,947
      September 30, 2001 and December 31, 2000, respectively)
Loans receivable, net of allowance for loan loss ($592,212 at                              43,721,709            47,340,779
      September 30, 2001 and $597,580 at December 31, 2000, respectively)
Accrued interest receivable                                                                   714,774             1,108,650
Office property and equipment, net                                                          1,536,877             1,423,951
Other assets                                                                                  608,682               627,423
                                                                                        -------------          ------------
                                                                                        $ 112,471,770          $117,579,545
                                                                                        =============          ============
                     Liabilities and Stockholders' Equity
                     ------------------------------------

Deposits
        Non-interest bearing                                                            $   3,948,529          $  4,957,853
        Interest bearing                                                                   87,884,956            92,033,633
Borrowed money                                                                              5,000,000                     -
Accrued interest payable                                                                       79,362               187,733
Advance payments by borrowers for taxes and insurance                                         501,481               394,401
Accrued expenses and other liabilities                                                        179,941               126,165
                                                                                        -------------          ------------
         Total liabilities                                                                 97,594,269            97,699,785
                                                                                        -------------          ------------

Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125
      shares issued at September 30, 2001 and December 31, 2000                                21,821                21,821
   Additional paid-in capital                                                              21,256,135            21,393,214
   Retained earnings, substantially restricted                                             15,630,891            15,252,238
   Accumulated other comprehensive income (loss)                                               46,909              (19,147)
   Unearned ESOP shares                                                                   (1,441,860)           (1,483,080)
   Unearned restricted stock awards                                                         (102,640)             (227,286)
   Treasury stock, at cost: 1,201,555 and 895,979 shares at
      September 30, 2001 and December 31, 2000, respectively                             (20,533,755)          (15,058,000)
                                                                                        -------------          ------------
         Total stockholders' equity                                                        14,877,501            19,879,760
                                                                                        -------------          ------------
                                                                                        $ 112,471,770         $ 117,579,545
                                                                                        =============         =============

      See accompanying notes to unaudited consolidated financial statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                  ------------------
                                                                                                     September 30,
                                                                                                     -------------
                                                                                               2001                  2000
                                                                                               ----                  ----
Interest income:
         Loans receivable                                                                 $   898,502          $  1,014,506
         Mortgage-backed securities                                                           166,149               263,673
         Investments                                                                          613,361               597,661
         Interest-bearing deposits and federal funds sold                                     155,728                39,699
                                                                                          -----------          ------------
                  Total interest income                                                     1,833,740             1,915,539
                                                                                          -----------          ------------
Interest expense:
         Savings deposits                                                                     924,736             1,031,163
         Borrowed money                                                                        61,333                     -
                                                                                          -----------          ------------
                  Total interest expense                                                      986,069             1,031,163
                                                                                          -----------          ------------
                  Net interest income                                                         847,671               884,376
Provision for loan losses                                                                           -                     -
                                                                                          -----------          ------------
         Net interest income after provision for loan losses                                  847,671               884,676
                                                                                          -----------          ------------
Noninterest income:
         Late charges and other fees                                                           51,487                35,973
         Gain on sale of investment securities, net                                            49,665                     -
         Gain on sale of mortgage-backed securities, net                                        9,280                     -
         Other                                                                                  7,710                 6,113
                                                                                          -----------          ------------
                  Total noninterest income                                                    118,142                42,086
                                                                                          -----------          ------------
Noninterest expense:
         Compensation and employee benefits                                                   318,578               299,229
         Occupancy                                                                             70,871                72,884
         Data processing                                                                       36,004                34,090
         Professional fees                                                                     54,289                61,105
         Advertising                                                                           12,772                12,129
         Federal deposit insurance premiums                                                     4,576                 5,086
         Other                                                                                 91,921                78,499
                                                                                          -----------          ------------
                  Total noninterest expense                                                   589,011               563,022
                                                                                          -----------          ------------
                  Income before income tax expense                                            376,802               363,440
Income tax expense                                                                            109,771               105,750
                                                                                          -----------          ------------
                  Net income                                                              $   267,031          $    257,690
                                                                                          ===========          ============

Earnings per common share - basic                                                         $       .26          $        .22
                                                                                          ===========          ============
Earnings per common share - diluted                                                       $       .25          $        .22
                                                                                          ===========          ============


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                 -----------------
                                                                                                    September 30,
                                                                                                    -------------
                                                                                             2001                  2000
                                                                                             ----                  ----
Interest income:
         Loans receivable                                                                 $ 2,820,619          $  3,017,817
         Mortgage-backed securities                                                           625,383               878,557
         Investments                                                                        1,775,086             1,811,691
         Interest-bearing deposits and federal funds sold                                     578,942                86,648
                                                                                          -----------          ------------
                  Total interest income                                                     5,800,030             5,794,713
                                                                                          -----------          ------------
Interest expense:
         Savings deposits                                                                   3,053,783             2,951,851
         Borrowed money                                                                       172,000                98,568
                                                                                          -----------          ------------
                  Total interest expense                                                    3,225,783             3,050,419
                                                                                          -----------          ------------
                  Net interest income                                                       2,574,247             2,744,294
Provision for loan losses                                                                         -                     -
                                                                                          -----------          ------------
         Net interest income after provision for loan losses                                2,574,247             2,744,294
                                                                                          -----------          ------------
Noninterest income:
         Late charges and other fees                                                          140,126                96,308
         Gain (loss) on sale of investment securities, net                                     60,317              (22,969)
         Gain on sale of mortgage-backed securities, net                                       17,898                 1,139
         Other                                                                                 59,469                24,400
                                                                                          -----------          ------------
                  Total noninterest income                                                    277,810                98,878
                                                                                          -----------          ------------
Noninterest expense:
         Compensation and employee benefits                                                   955,512               955,617
         Occupancy                                                                            216,254               204,456
         Data processing                                                                      109,836               113,856
         Professional fees                                                                    156,232               184,834
         Advertising                                                                           38,316                32,877
         Federal deposit insurance premiums                                                    14,191                15,198
         Other                                                                                252,780               231,497
                                                                                          -----------          ------------
                  Total noninterest expense                                                 1,743,121             1,738,335
                                                                                          -----------          ------------
                  Income before income tax expense                                          1,108,936             1,104,837
Income tax expense                                                                            315,312               310,934
                                                                                          -----------          ------------
                  Net income                                                              $   793,624          $    793,903
                                                                                          ===========          ============

Earnings per common share - basic                                                         $       .73          $        .66
                                                                                          ===========          ============
Earnings per common share - diluted                                                       $       .70          $        .65
                                                                                          ===========          ============

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 2001
                                   (Unaudited)

                                                                      Retained       Accumulated
                                   Common stock        Additional     earnings,         other         Unearned      Unamortized
                                ------------------      paid-in     substantially   comprehensive       ESOP        restricted
                                Shares       Amount     capital       restricted        income          shares      stock awards
                                ------       ------     -------       ----------        ------          ------      ------------

Balance, December 31, 2000     2,182,125    $21,821    $21,393,214    $15,252,238     $(19,147)      $(1,483,080)    $(227,286)

Net income                             -          -              -        793,624             -                 -             -

Purchase of treasury stock             -          -              -              -             -                 -             -

Treasury stock issued for MRP          -          -      (166,110)       (10,382)             -                 -             -

Stock options exercised                -          -              -          (764)             -                 -             -

Amortization of restricted
  stock awards                         -          -              -              -             -                -        124,646

Amortization of ESOP awards            -          -         29,031              -             -            41,220             -

Dividends on common stock
    at $.39 per share                  -          -              -      (403,825)             -                -              -

Change in accumulated other
comprehensive income                   -          -              -              -        66,056                -              -
                               ---------    -------    -----------    -----------       -------      ------------    ----------

Balance, September 30, 2001    2,182,125    $21,821    $21,256,135    $15,630,891       $46,909      $(1,441,860)    $(102,640)
                               =========    =======    ===========    ===========       =======      ============    ==========

                                  Treasury Stock             Total
                                --------------------     Stockholders'
                                 Shares       Amount        equity
                                 ------       ------        ------

Balance, December 31, 2000      895,979   $(15,058,000)   $19,879,760

Net income                             -              -       793,624

Purchase of treasury stock       318,314    (5,665,233)   (5,665,233)

Treasury stock issued for MRP   (11,865)        176,492             -

Stock options exercised            (873)         12,986        12,222

Amortization of restricted
  stock awards                         -              -       124,646

Amortization of ESOP awards            -              -        70,251

Dividends on common stock
    at $.39 per share                  -              -     (403,825)

Change in accumulated other
comprehensive income                   -              -        66,056
                               ---------  -------------   -----------

Balance, September 30, 2001    1,201,555  $(20,533,755)   $14,877,501
                               =========  =============   ===========

     See accompanying notes to unaudited consolidated financial statements.

                         BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                                       September 30,   September 30,
                                                                                                           2001            2000
                                                                                                           ----            ----
Cash flows from operating activities:
  Net income                                                                                          $    793,624    $    793,903
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                                                    115,807         112,717
        Deferred fees, discounts, and premiums                                                             (55,461)         12,447
        Stock plans                                                                                        207,119         285,283
      Increase in accrued interest receivable                                                              393,876         159,986
      Decrease in accrued interest payable                                                                (108,371)        (43,681)
      Increase (decrease) in income taxes, net                                                              58,240        (426,375)
      (Gain)loss on sale of investment securities and nonmarketable securities, net                        (60,317)         22,969
      (Gain) on sale of mortgage-backed securities, net                                                    (17,898)         (1,139)
      (Gain)loss on sale of real estate owned, net                                                            (735)          5,166
      Provision for losses on real estate owned acquired through foreclosure                                 1,332            --
      Dividend on FHLB Stock                                                                               (52,300)        (28,500)
      Net change in other assets and other liabilities                                                      12,748          31,456
                                                                                                      ------------    ------------
        Net cash provided by operating activities                                                        1,287,664         910,614
                                                                                                      ------------    ------------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable                                                                                     9,850,750       7,864,024
    Mortgage-backed securities                                                                           4,709,416       4,437,984
    Proceeds from the maturity of certificates of deposits                                               1,000,000            --
    Proceeds from the maturity of investment securities available for sale                               1,000,000         500,000
    Proceeds from the maturity of investment securities held to maturity                                32,620,144       3,565,000
    Proceeds from the sale of investment securities and nonmarketable securities available for sale      5,929,303       1,202,031
    Proceeds from the sale of mortgage-backed securities available for sale                              1,887,752         538,389
  Cash invested in:
    Loans receivable                                                                                    (6,270,770)     (7,451,984)
    Mortgage-backed securities held to maturity                                                         (1,497,672)           --
    Investment securities held to maturity                                                             (25,335,000)     (2,700,000)
    Investment securities available for sale                                                            (4,246,486)     (1,499,309)
    FHLB stock                                                                                          (2,000,000)           --
    Purchase of office properties and equipment                                                           (228,733)        (38,414)
                                                                                                      ------------    ------------
        Net cash provided by investing activities                                                       17,418,704       6,417,721
                                                                                                      ------------    ------------
Cash flows from financing activities:
  Increase (decrease) in savings deposits                                                               (5,158,001)      4,397,964
  Proceeds from (payments on) FHLB advances                                                              5,000,000      (5,000,000)
  Repayments of federal funds purchased                                                                       --        (2,807,000)
  Increase in advance payments by borrowers for taxes and insurance                                        107,080         299,173
  Purchase of treasury stock                                                                            (5,665,233)     (1,960,052)
  Dividends paid                                                                                          (403,825)       (368,338)
                                                                                                      ------------    ------------
        Net cash provided by (used in) financing activities                                             (6,119,979)     (5,438,253)
                                                                                                      ------------    ------------
        Net increase (decrease) in cash and cash equivalents                                            12,586,389       1,890,083
Cash and cash equivalents, beginning of period                                                          11,688,354       5,837,300
                                                                                                      ------------    ------------
Cash and cash equivalents, end of period                                                              $ 24,274,743    $  7,727,383
                                                                                                      ============    ============
Supplemental information:
  Interest paid                                                                                       $  3,334,154    $  3,094,100
  Income taxes paid                                                                                   $    280,100    $    749,924
Noncash investing and financing activities:
  Loans transferred to real estate acquired by foreclosure                                            $    165,876    $     45,776
  Interest credited to savings deposits                                                               $  2,030,858    $  2,073,206

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)

                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                      September 30,
                                                    -------------                      -------------

                                               2001              2000              2001             2000
                                               ----              ----              ----             ----

Net income                                  $ 267,031         $ 257,690         $ 793,624        $ 793,903

Other comprehensive income, net of tax
  Unrealized holding gain (loss) on
    securities available for sale           $(24,314)         $  70,446         $  17,563        $  57,125

Less adjustment for realized gains
  (losses) included in net income           $  36,546         $       -         $  48,493        $(13,535)
                                            ---------         ---------         ---------        ---------
   Total other comprehensive income         $  12,232         $  70,446         $  66,056        $  43,590
                                            ---------         ---------         ---------        ---------
Comprehensive income                        $ 279,263         $ 328,136         $ 859,680        $ 837,493
                                            =========         =========         =========        =========

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  Nine Months Ended September 30, 2001 and 2000


(1)      Basis of Presentation
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated financial statements as of September 30, 2001 and for the nine months ended September 30, 2001.

         Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


         The computation of EPS for the three and nine months ended September 30, 2001 and 2000 follows:

                                                 Three Months Ended                  Nine Months Ended
                                                    September 30,                      September 30,
                                                    -------------                      -------------

                                                2001              2000             2001             2000
                                                ----              ----             ----             ----
Basic EPS:
  Net income                                $   267,031       $   257,690       $  793,624       $  793,903
                                            ===========       ===========       ==========       ==========
  Average common shares outstanding           1,020,906         1,163,606        1,092,612        1,197,794
                                            ===========       ===========       ==========       ==========
  Basic EPS                                 $      0.26       $      0.22       $      .73       $      .66
                                            ===========       ===========       ==========       ==========
Diluted EPS:
  Net income                                $   267,031       $   257,690       $  793,624       $  793,903
                                            ===========       ===========       ==========       ==========
  Average common shares outstanding           1,020,906         1,163,606        1,092,612        1,197,794
  Dilutive potential due to stock plans          56,545            32,118           38,486           31,763
                                            -----------       -----------       ----------       ----------
Average number of common shares
  and dilutive potential common
   shares outstanding                         1,077,451         1,195,724        1,131,098        1,229,557
                                            ===========       ===========       ==========       ==========
Diluted EPS                                 $      0.25       $       .22       $      .70       $      .65
                                            ===========       ===========       ==========       ==========

(3)      Employee Stock Ownership Plan (ESOP)
         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 30 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $70,251 and $68,994 for the nine months ended September 30, 2001 and 2000, respectively.


         The ESOP shares as of September 30, 2001 are as follows:

                  Allocated shares                                                26,262
                  Committed to be released shares                                  4,122
                  Unreleased shares                                              144,186
                                                                            ------------
                      Total ESOP shares                                          174,570
                                                                            ============
                  Fair value of unreleased shares                           $  3,027,906
                                                                            ============

(4)      Restricted Stock Awards
         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that 82,921 common shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account is amortized to compensation expense over the vesting period. Compensation expense was $124,646 for both the nine months ended September 30, 2001 and 2000.

(5)      Pending Adoptions

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

FINANCIAL CONDITION

                  ASSETS. The Company's total assets decreased by $5.1 million, or 4.3%, to $112.5 million at September 30, 2001 from $117.6 million at December 31, 2000. The decrease in the Company's asset size was attributable to a decrease in investment securities and mortgage-backed securities which was attributable to a decrease in stockholders' equity of $5.0 million. The decrease in stockholders' equity was the result of a Offer to Purchase dated July 9, 2001. The Company purchased 273,216 shares at the purchase price of $17.75 per share which resulted in the net purchase amount of $4,890,633.39.

                  Loans receivable deceased $3.6 million, or 7.6%, to $43.7 million at September 30, 2001 from $47.3 million at December 31, 2000. The decrease in loans receivable resulted from a combined impact of decreased loan origination volume and an increase in principal repayments on loans receivable.

                  Mortgage-backed securities at September 30, 2001 were $10.6 million compared to $15.6 million at December 31, 2000. Investment securities, including nonmarketable equity securities, decreased $7.8 million, or 20.1%, to $31.0 million at September 30, 2001, from $38.8 million at December 31, 2000. The proceeds of maturing investment securities, calls and sales, and the principal repayment on mortgage-backed securities were used to fund the purchase of treasury stock and fund the decrease in savings deposits.

                  Cash, interest-bearing deposits and federal funds sold, on a combined basis, increased $12.6 million, or 107.7%, to $24.3 million at September 30, 2001 from $11.7 million at December 31, 2000. Management invested the funds received from maturing investment securities, calls and sales, and the principal repayment on mortgage-backed securities into short-term, interest-bearing deposits.

                  LIABILITIES. Deposits decreased $5.2 million, or 5.3% during the nine months ended September 30, 2001. Borrowed money increased $5.0 million as a result of new borrowings from the FHLB during the quarter ended March 31, 2001.

                  Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee Corporation, (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. That relationship has provided as much as $25 million in funds on deposit, typically with short terms. At September 30, 2001 and December 31, 2000, the balance of funds on deposit with the Company was $19.0 million, and $24.1 million, respectively.

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

                  NET INCOME. The Company's net income for the three and nine months ended September 30, 2001 was $267,031 and $793,624, respectively, compared to $257,690 and $793,903 for the three and nine months ended September 30, 2000, respectively. The $9,300 increase in net interest income for the three months ended September 30, 2001 was the result of an increase in noninterest income, negatively impacted by a decrease in net interest income and an increase in noninterest expense. Net income remained constant for both nine month periods ended September 2001 and 2000.

                  NET INTEREST INCOME. Net interest income totaled $848,000 for the three months ended September 30, 2001 compared to $884,000 for the three months ended September 30, 2000. The $37,000, or 4.2%, decrease in net interest income was the result of a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities of 113.8% for the three months ended September 30, 2001 compared to 118.1% for the three months ended September 30, 2000. The decrease was further impacted by a decline in the Company's interest rate spread to 2.57% for the three months ended September 30, 2001 from 2.72% for the three months ended September 30, 2000.

                  Net interest income totaled $2.6 million for the nine months ended September 30, 2001 compared to $2.7 million for the nine months ended September 30, 2000. The $170,000, or 6.2%, decrease in net interest income was the result of a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities of 115.1% for the nine months ended September 30, 2001 compared to 118.5% for the nine months ended September 30, 2000, combined with a 28 basis point decrease in the interest rate spread for the nine months ended September 30, 2001 and 2000, respectively.

                  INTEREST INCOME. Interest income on loans receivable decreased $116,000, or 11.4%, for the three months ended September 30, 2001. The decrease in interest income on loans receivable was the result of a $3.6 million, or 7.5%, decrease in the average balance of loans receivable, coupled with a decline in the average yield on loans receivable to 8.09% for the three months ended September 30, 2001 from 8.44% for the three months ended September 30, 2000.

                  Interest income on loans receivable decreased $197,000, or 6.5%, for the nine months ended September 30, 2001. The decrease in interest income on loans receivable was the result of a $2.4 million, or 5.0%, decrease in the average balance of loans receivable for the nine months ended September 30, 2001. The average yield on loans receivable was 8.22% and 8.35% for the nine months ended September 30, 2001 and September 30, 2000, respectively.

                  Interest income on mortgage-backed securities decreased $98,000, or 37.0%, for the three months ended September 30, 2001 and decreased $253,000, or 28.8%, for the nine months ended September 30, 2001. The decrease in interest income on mortgage-backed securities for the three months ended September 30, 2001 was the result of a $5.9 million, or 33.6%, decrease in the average balance of mortgage-backed securities, combined with a 32 basis point decrease in the average yield on mortgage-backed securities. The decrease in interest income on mortgage-backed securities for the nine months ended September 30, 2001 was the result of a $5.4 million, or 28.3%, decrease in the average balance of mortgage-backed securities. The funds received from the repayments of mortgage-backed securities were used to purchase treasury stock and fund the decline in savings deposits.

                  Interest earned on investment securities was $613,000 for the three months ended September 30, 2001, compared to $598,000 for the three months ended September 30, 2000. The $16,000, or 2.6% increase in interest income on investment securities was the result of an increase in the average balance of investment securities of $616,000, or 1.5%, combined with a slight increase in the average yield on investment securities to 6.41% for the three months ended September 30, 2001 from 6.38% for the three months ended September 30, 2000.

                  Interest earned on investment securities was $1.8 million for both the nine month periods ended September 30, 2001, and 2000. Interest income on investment securities remained constant due to a 15 basis point increase in the average yield on investment securities, offset by a $1.8 million, or 4.5%, decrease in the average balance of investment securities for the nine months ended September 30, 2001.

                  Interest income on interest-bearing deposits increased $116,000, or 292.3%, and $492,000, or 568.2%, during the three and nine months ended September 30, 2001, respectively. The increase in both instances resulted from an increase in the average balance of interest-bearing deposits. For the three and nine months ended September 30, 2001, the average balance of interest-bearing deposits increased $17.0 million, or 530.9%, and $16.5 million, or 619.4%, respectively. The increase in the average balance on interest-bearing deposits resulted primarily from management's decision to invest excess funds into short-term, interest-bearing deposits while longer term investment opportunities were evaluated.

                  INTEREST EXPENSE. Interest expense on savings deposits decreased $106,000, or 10.3%, to $925,000 for the three months ended September 30, 2001 from $1.0 million for the three months ended September 30, 2000. The decrease in interest expense was the result of a $5.6 million, or 6.0%, decrease in the average balance of deposits, combined with a decrease in the average cost of deposits to 3.79% for the three months ended September 30, 2001 from 4.47% for the three months ended September 30, 2000.

                  Interest expense on savings deposits increased $102,000, or 3.5%, to $3.1 million for the nine months ended September 30, 2001 from $3.0 million for the nine months ended September 30, 2000. The increase in interest expense on savings deposits was the result of a $6.1 million, or 6.6%, increase in the average balance of deposits for the nine months ended September 30, 2001. The average cost of deposits decreased between the two periods with an average rate of 4.19% for the nine months ended September 30, 2001 compared to 4.32% for the nine months ended September 30, 2000.

                  Interest expense on borrowed money was $61,000 for the three months ended September 30, 2001. The increase in interest expense on borrowed money for the three months ended September 30, 2001 was the result of new borrowings from the FHLB during 2001. The Company had no borrowed money for the comparable three months ended September 30, 2000.

                  Interest expense on borrowed money increased $73,000, or 74.5%, to $172,000 for the nine months ended September 30, 2001 from $99,000 for the nine months ended September 30, 2000. The increase in interest expense was the result of a $2.6 million, or 119.0%, increase in the average balance of borrowed money.

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

                  During the quarters ended September 30, 2001 and 2000, the provision for loan losses was zero as no significant problem loans were identified and the allowance for loan losses was deemed by management to be adequate.

                  The Company's allowance for loan losses was $592,000, or 1.3%, of loans outstanding at September 30, 2001 compared to $598,000, or 1.3%, of loans outstanding at December 31, 2000. The Company's level of net loans charged-off during the nine months ended September 30, 2001 was $6,000, which represents a minimal percentage of average loans outstanding. Based on current levels of the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at September 30, 2001. At September 30, 2001, loans 90 days or more delinquent totaled $109,000, or .25% of net loans receivable, compared to $130,000, or .27% of net loans receivable at December 31, 2000, and $151,000, or .31% of net loans receivable at September 30, 2000.

                  The breakdown of general loss allowances and specific loss allowances is made for regulatory accounting purposes only. General loan loss allowances are added back to capital to the extent permitted in computing risk-based capital. Both general and specific loss allowances are charged to expense. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, accordingly, provisions for loan losses are based on management's assessment of the factors set forth above. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans are impaired, require classification and/or the establishment of appropriate reserves. Management believes it has established its existing allowance for loan losses in accordance with GAAP, however, future additions may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determination.

                  NONINTEREST INCOME. Noninterest income was $118,000 and $278,000 for the three and nine months ended September 30, 2001, respectively, compared to $42,000 and $99,000 for the three and nine months ended September 30, 2000. The increase in noninterest income for the three months ended September 30, 2001 was mainly attributable to a $59,000 net gain realized on the sale of available for sale investment securities and mortgage-backed securities, combined with a $16,000 increase in fee income. The increase in noninterest income for the nine months ended September 30, 2001 was mainly attributable to a $78,000 net gain realized on the sale of available for sale investment securities and mortgage-backed securities compared to a $22,000 net loss realized on the sale of available for sale investment securities and mortgage-backed securities during the comparable nine month period ended September 30, 2000. The increase was positively impacted by a $44,000 increase in fee income and a $35,000 increase in other income.

                  NONINTEREST EXPENSE. Noninterest expense increased $26,000, or 4.6%, for the three months ended September 30, 2001. The increase in noninterest expense for the three months ended September 30, 2001 resulted from a $19,000 increase in compensation expense and a $13,000 increase in other expense, partially offset by a $7,000 decrease in professional fees. Each of these fluctuations are the result of normal operating procedures.

                  Noninterest expense increased $5,000, or .3%, for the nine months ended September 30, 2001. The increase in noninterest expense for the nine months ended September 30, 2001 resulted from a $21,000 increase in other expense and a $12,000 increase in occupancy expense, partially offset by a $4,000 decrease in data processing expense and a $29,000 decrease in professional fees. These fluctuations are the result of normal operating procedures.

                  INCOME TAX EXPENSE. Income tax expense for the three and nine months ended September 30, 2001 was $110,000 and $315,000 compared to $106,000 and $311,000 for the three and nine months ended September 30, 2000. The Company's effective tax rate for the three and nine months ended September 30, 2001 was 29.1% and 28.4% respectively, compared to 29.1% and 28.2% for the three and nine months ended September 30, 2000. The effective tax rate for each period was below the statutory rate of 34% due to the Company's investment in tax exempt securities.

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

                  A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At September 30, 2001, cash and cash equivalents totaled $24.3 million.

                  The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the nine months ended September 30, 2001, purchases of investment securities and mortgaged-backed securities totaled $33.1 million while loan originations totaled $6.3 million. These investments were funded primarily from loan and mortgage-backed security repayments of $14.6 million and investment securities and sales, calls and maturities of $41.4 million.

                  Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow by purchasing federal funds or borrow funds from the Federal Home Loan Bank (FHLB). At September 30, 2001, the Company had $5.0 million in outstanding advances from the FHLB.

                  At September 30, 2001, the Company exceeded all of its regulatory capital requirements. The Company and the Company's subsidiary banks actual and required capital amounts and ratios as of September 30, 2001 are as follows:

                                                                                             For capital
                                                                     Actual               adequacy purposes
                                                             ------------------------  -------------------------
(Dollars in thousands)                                        Amount         Ratio         Amount      Ratio
----------------------------------------------------------------------------------------------------------------
Total capital
  (to risk-weighted assets):
       Company                                               $15,375         33.2%         3,708       8.00%
       Chester National Bank                                 $11,806         29.0%         3,253       8.00%
       Chester National Bank of Missouri                     $ 3,571         64.0%           447       8.00%
Tier 1 capital
  (to risk-weighted assets):
       Company                                               $14,831         32.0%         1,854       4.00%
       Chester National Bank                                 $11,332         27.9%         1,627       4.00%
       Chester National Bank of Missouri                     $ 3,501         62.7%           223       4.00%
Tier 1 capital
  (to average assets):
       Company                                               $14,831         12.2%         3,650       3.00%
       Chester National Bank                                 $11,332         10.4%         3,279       3.00%
       Chester National Bank of Missouri                     $ 3,501         30.1%           349       3.00%

IMPACT OF INFLATION AND CHANGING PRICES

                  The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                                At September 30,          At December 31,
                                                                ----------------          ---------------
                                                                      2001                     2000
                                                                      ----                     ----
                                                                           (Dollars in Thousands)
                                                             ------------------------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate
         Residential real estate                                       $ 77                    $ 115
         Commercial                                                      --                       --
         Consumer                                                        32                       15
                                                                     ------                   ------
               Total                                                    109                      130
                                                                      -----                    -----

Accruing loans which are contractually past due 90 days or more:
         Residential real estate                                         --                       --
         Commercial                                                      --                       --
         Consumer                                                        --                       --
                                                                     ------                    -----
                Total                                                    --                       --
                                                                     ------                    -----
Total non-performing loans                                              109                      130

Real estate acquired by foreclosure, net                                184                      145
                                                                       ----                    -----
         Total non-performing assets                                   $293                     $275
                                                                       ====                     ====


         Total non-performing loans to net loans                       0.25%                    0.27%
                                                                   ========                 ========
         Total allowance for loan losses to
            non-performing loans                                     544.44%                  460.17%
                                                                   ========                 ========
          Total non-performing assets to total assets                  0.26%                    0.23%
                                                                   ========                 ========

                     Chester Bancorp, Inc., and Subsidiaries
                        Three Months Ended September 30,

                                                             2001                                         2000
                                          ----------------------------------------   -----------------------------------------------
                                                                        Average                                         Average
                                            Average                      Yield/         Average                          Yield/
                                            Balance        Interest       Cost          Balance          Interest         Cost
                                          ------------   ------------ ------------   --------------   -------------- ---------------
                                                                          (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                  $     44,461   $        899        8.09%   $       48,083   $        1,014           8.44%
  Investments, net  (1)                        40,735            653        6.41%           40,119              640           6.38%
  Mortgage-backed securities, net              11,663            166        5.69%           17,573              264           6.01%
  Interest-bearing deposits                    20,152            157        3.12%            3,194               40           5.01%
                                          ------------   ------------ ------------   --------------   -------------- ---------------
    Total interest-earning assets             117,011          1,875        6.41%          108,969            1,958           7.19%
                                                         -------------------------                    ------------------------------
Noninterest-earning assets                      4,673                                        4,947
                                          ------------                               --------------
    Total assets                         $    121,684                               $      113,916
                                          ============                               ==============
Interest-bearing liabilities:
  Deposits                               $     97,820            927        3.79%   $       92,263            1,031           4.47%
  Federal funds purchased                           0              0        0.00%                0                0           0.00%
  Other borrowings                                  0              0        0.00%                0                0           0.00%
  FHLB advances                                 5,000             61        4.88%                0                0           0.00%
                                          ------------   ------------ ------------   --------------   -------------- ---------------
    Total interest-bearing liabilities        102,820            988        3.84%           92,263            1,031           4.47%
                                                         -------------------------                    ------------------------------
Noninterest-bearing liabilities                 1,492                                        1,753
                                          ------------                               --------------
    Total liabilities                         104,312                                       94,016
Retained earnings                              17,372                                       19,900
                                          ------------                               --------------
    Total liabilities and retained
       earnings                          $    121,684                               $      113,916
                                          ============                               ==============
Net interest income                                     $        887                                 $          927
                                                         ============                                 ==============
Interest rate spread                                                        2.57%                                             2.72%
                                                                      ============                                   ===============
Net interest margin                                                         3.03%                                             3.40%
                                                                      ============                                   ===============
Ratio of average interest-earning
assets
  to average interest-bearing liabilities                                 113.80%                                           118.11%
                                                                      ============                                   ===============

(1) Tax exempt state and municipal securities are presented on a tax equivalent basis.

                     Chester Bancorp, Inc., and Subsidiaries
                         Nine Months Ended September 30,

                                                               2001                                          2000
                                         ---------------------------------------------   -------------------------------------------
                                                                           Average                                       Average
                                            Average                         Yield/          Average                       Yield/
                                            Balance          Interest        Cost           Balance         Interest       Cost
                                         --------------   -------------- -------------   --------------   ------------- ------------
                                                                            (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                 $       45,778   $        2,821         8.22%   $       48,183   $       3,018        8.35%
  Investments, net  (1)                         38,670            1,894         6.53%           40,495           1,938        6.38%
  Mortgage-backed securities, net               13,809              625         6.03%           19,254             879        6.09%
  Interest-bearing deposits                     19,157              581         4.04%            2,663              87        4.36%
                                         --------------   -------------- -------------   --------------   ------------- ------------
    Total interest-earning assets              117,414            5,921         6.72%          110,595           5,922        7.14%
                                                          ----------------------------                    --------------------------
Noninterest-earning assets                       4,718                                           5,171
                                         --------------                                  --------------
    Total assets                        $      122,132                                  $      115,766
                                         ==============                                  ==============
Interest-bearing liabilities:
  Deposits                              $       97,251            3,056         4.19%   $       91,195           2,952        4.32%
  Federal funds purchased                            0                0         0.00%            1,181              56        6.32%
  Other borrowings                                   0                0         0.00%              174              12        9.20%
  FHLB advances                                  4,725              172         4.85%              803              31        5.15%
                                         --------------   -------------- -------------   --------------   ------------- ------------
    Total interest-bearing liabilities         101,976            3,228         4.22%           93,353           3,051        4.36%
                                                          ----------------------------                    --------------------------
Noninterest-bearing liabilities                  1,476                                           1,815
                                         --------------                                  --------------
    Total liabilities                          103,452                                          95,168
Retained earnings                               18,680                                          20,598
                                         --------------                                  --------------
    Total liabilities and retained
       Earnings                         $      122,132                                  $      115,766
                                         ==============                                  ==============
Net interest income                                      $        2,693                                  $       2,871
                                                          ==============                                  =============
Interest rate spread                                                            2.50%                                         2.78%
                                                                         =============                                  ============
Net interest margin                                                             3.06%                                         3.46%
                                                                         =============                                  ============
Ratio of average interest-earning
assets
  to average interest-bearing liabilities                                     115.14%                                       118.47%
                                                                         =============                                  ============

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

                                  Chester Bancorp, Inc.

                                  By: /s/ Michael W. Welge
                                      ------------------------------------------
                                      Michael W. Welge
                                      Chairman of the Board, President and Chief
                                                 Financial Officer
                                             (Duly Authorized Officer)
Dated:  November 9, 2001