Form 10-K
period 2001-12-31
CHESTER BANCORP INC
filed 2002-03-22
CIK 1010838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the Fiscal Year Ended December 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [ ] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price February 1, 2002, as reported by the Nasdaq SmallCap Market, was approximately $6,889,974.

     As of February 1, 2002 there were 2,182,125 shares issued, of which 977,970 shares were outstanding, of the Registrant's Common Stock.

                                Table of Contents

                                                                                           Page
                                                                                           ----

PART I     ................................................................................  1

ITEM 1.    Business........................................................................  1
ITEM 2.    Properties...................................................................... 35
ITEM 3.    Legal Proceedings............................................................... 35
ITEM 4.    Submission of Matters to a Vote of the Security Holders......................... 35

PART II    ................................................................................ 36

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters........... 36
ITEM 6.    Selected Financial Data......................................................... 36
ITEM 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................................... 36
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risks..................... 36
ITEM 8.    Financial Statements and Supplementary Data..................................... 37
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................... 37

PART III   ................................................................................ 38

ITEM 10.   Directors and Executive Officers of the Registrant.............................. 38
ITEM 11.   Executive Compensation.......................................................... 38
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.................. 38
ITEM 13.   Certain Relationships and Related Transactions.................................. 38

PART IV    ................................................................................ 38

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................ 38

SIGNATURES ................................................................................ 41

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2001, are incorporated by reference in Part I and Part II.

     Portions of the registrant's proxy statement for its April 5, 2002, annual meeting of stockholders (the "2002 Proxy Statement") are incorporated by reference in Part III.

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

     The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by the Banks and are not paid separate remuneration for such services. The Company reimburses the Banks for the use of their personnel. At December 31, 2001, the Company had total consolidated assets of $111.8 million, total consolidated deposits of $91.4 million, and consolidated stockholders' equity of $14.9 million. The Company's principal office is located at 1112 State Street, Chester, Illinois 62233 and its telephone number is (618) 826-5038.

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

     The Banks primarily engage in the business of attracting retail deposits from the general public in the Banks' respective market areas and using such funds together with borrowings and funds from other sources to primarily originate mortgage loans secured by one-to-four family residential real estate. The Banks also originate consumer loans, commercial real estate loans, land loans, multi-family loans, and commercial loans. At December 31, 2001, the Banks' gross loan portfolio totaled $41.7 million, of which 78.3% were one-to-four family residential mortgage loans, 6.6% were consumer loans, 9.7% were commercial real estate, multi-family loans, agriculture and land loans, and 5.4% were commercial loans. In addition, the Banks have maintained a significant portion of their assets in marketable securities. The Banks' investment portfolios have been weighted toward United States government and agency securities. The portfolios also have included a significant amount of tax exempt state and municipal securities. In addition, the Banks have invested in mortgage-backed securities to supplement their lending operations. Investment and mortgage-backed securities totaled $39.8 million and $7.1 million, respectively, at December 31, 2001.


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



Lending Activities

     GENERAL. The principal lending activity of the Banks is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one-to-four family residential property. To a significantly lesser extent, the Banks also originate multi-family, commercial real estate, commercial loans, land and consumer loans. The Banks' net loans receivable totaled $41.1 million at December 31, 2001, representing 36.8% of total assets.

     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Banks' consolidated loan portfolio by type of loan and type of security as of the dates indicated. The Banks had no concentration of loans exceeding 10% of total loans other than as set forth below.

                                                                       At December 31,
                                          ----------------------------------------------------------------------------
                                                   2001                      2000                        1999
                                          ---------------------      ---------------------      -----------------------
                                           Amount       Percent       Amount       Percent       Amount         Percent
                                          --------      -------      --------      -------      --------        -------
                                                                     (Dollars in Thousands)
Type of Loan:
Commercial loans: ...................     $  2,236         5.36%     $  2,434         5.08%     $  2,632           5.38%
Mortgage loans: .....................
  Conventional ......................       32,206        77.25        36,298        75.70        36,083          73.81
  Commercial ........................        4,052         9.72         5,300        11.05         5,574          11.41
  Construction ......................          454         1.09           690         1.44         1,292           2.64
                                          --------       ------      --------       ------      --------         ------
    Total mortgage loans ............       36,712        88.06        42,288        88.19        42,949          87.86
                                          --------       ------      --------       ------      --------         ------
Consumer loans:
  Automobile ........................          681         1.63           834         1.74           767           1.57
  Home improvement ..................          679         1.63           744         1.55           806           1.65
  Credit cards ......................          618         1.49           785         1.64           780           1.60
  Savings account ...................          410         0.98           551         1.15           491           1.00
  Other .............................          355         0.85           311         0.65           459           0.94
                                          --------       ------      --------       ------      --------         ------
    Total consumer loans ............        2,743         6.58         3,225         6.73         3,303           6.76
                                          --------       ------      --------       ------      --------         ------
    Total loans .....................       41,691       100.00%       47,947       100.00%       48,884         100.00%
                                                         ======                     ======                       ======

Less:
  Loans in process ..................           (2)                         2                          3
  Deferred fees (costs) and discounts            5                          6                         (1)
  Allowance for losses ..............          591                        598                        605
                                          --------                   --------                   --------
      Loans receivable, net .........     $ 41,097                   $ 47,341                   $ 48,277
                                          ========                   ========                   ========

Type of Security:
Residential real estate:
  One-to-four family ................     $ 32,660        78.34%     $ 36,988        77.14%     $ 36,302          74.26%
  Multi-family ......................          377         0.90           423         0.88           587           1.20
Commercial real estate ..............        3,308         7.94         4,669         9.74         5,815          11.90
Commercial loans ....................        2,236         5.36         2,434         5.08         2,633           5.38
Agriculture and land ................          367         0.88           208         0.43           244           0.50
Consumer loans ......................        2,743         6.58         3,225         6.73         3,303           6.76
                                          --------       ------      --------       ------      --------         ------
    Total loans .....................       41,691       100.00%       47,947       100.00%       48,884         100.00%
                                                         ======                     ======                       ======

Less:
  Loans in process ..................           (2)                         2                          3
  Deferred fees (costs) and discounts            5                          6                         (1)
  Allowance for losses ..............          591                        598                        605
                                          --------                   --------                   --------
  Loans receivable, net .............     $ 41,097                   $ 47,341                   $ 48,277
                                          ========                   ========                   ========

     RESIDENTIAL REAL ESTATE LENDING. The primary lending activity of the Banks is the origination of mortgage loans to enable borrowers to purchase or refinance existing one-to-four family homes. Management believes that this policy of focusing on one-to-four family residential mortgage loans located in its market area has been successful in contributing to interest income while keeping credit losses low. At December 31, 2001, $32.7 million, or 78.3% of the Banks' gross consolidated loan portfolio, consisted of loans secured by one-to-four family residential real estate. The average principal balance of the loans in the Banks' one-to-four family portfolio was approximately $41,202 at December 31, 2001. The Banks presently originate for retention in their portfolio both adjustable rate mortgage ("ARM") loans with terms of up to 25 years and fixed-rate mortgage loans with terms of up to 20 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At December 31, 2001, $11.2 million, or 26.8% of the Banks' gross loans, were subject to periodic interest rate adjustments.

     The loan fees charged, interest rates and other provisions of the Banks' ARM loans are determined by the Banks based on their own pricing criteria and competitive market conditions. The Banks originate one-year ARM loans secured by owner-occupied residences whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.75% above the one-year or, occasionally the three-year, constant maturity United States Treasury ("CMT") index. The Banks occasionally offer ARM loans with initial rates below those which would prevail under the foregoing terms, determined by the Banks based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At December 31, 2001, the initial interest rate on ARM loans offered by the Banks ranged from 6.00% to 6.50% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Banks' ARM loans is generally 2% per year and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

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

     COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING: Historically, the Banks have engaged in limited amounts of commercial real estate and multi-family lending. At December 31, 2001, commercial real estate loans aggregated $3.3 million, or 7.9% of the total consolidated loan portfolio and multi-family loans aggregated $377,000 or .9% of the total consolidated loan portfolio. The principal balance of such loans in the Banks' consolidated loan portfolio ranged from approximately $1,000 to $969,000 at December 31, 2001. Substantially all of these loans are secured by properties located in the Banks' market area. Such properties include churches, a library, golf courses and professional offices. Commercial real estate and multi-family loans are generally made for balloon terms of 5 to 10 years with a maximum amortization of 20 years.

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

     CONSTRUCTION LENDING. The Banks originate residential construction loans to individuals to construct one-to-four family homes. The Banks generally do not originate speculative construction loans (i.e., loans to builders to construct homes for which there are no contracts for sale in place). At December 31, 2001, construction loans totaled $454,000, or 1.1% of the gross consolidated loan portfolio.

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

     AGRICULTURE AND LAND LENDING. The Banks originate loans secured by farm residences and combinations of farm residences and farm real estate. The Banks also originate loans for the acquisition of land upon which the purchaser can then build. At December 31, 2001, the agriculture and land consolidated loan portfolio totaled $367,000 or .9% of total loans, substantially all of which were secured by properties located in the Banks' market area. Agriculture and land loans are generally made for the same terms and at the same interest rates as those offered on commercial real estate and multi-family loans, with a loan-to-value ratio which is generally limited to 75%.

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

     COMMERCIAL BUSINESS LENDING. The Banks became active in the origination of small commercial business loans in order to diversify their credit risk and increase the average yield and repricing speed of their interest-earning assets. At December 31, 2001, the commercial business loans aggregated $2.2 million, or 5.4%, of the loan portfolio. The principal balance of such loans in the Banks' loan portfolio ranged from approximately $1,000 to $1.0 million at

December 31, 2001. Substantially all of these loans were made with borrowers located within the Banks' market area. Such loans are generally secured by equipment inventory, stock, and commercial real estate. Commercial business loans are generally made for one year or less, with the rate tied to prime, repricing accordingly.

     CONSUMER AND OTHER LOANS. The Banks offer a variety of secured or guaranteed consumer loans, including automobile loans, home improvement loans, unsecured loans and loans secured by savings deposits. Consumer loans are made at fixed interest rates and for varying terms. At December 31, 2001 the Banks' consumer loans totaled $2.7 million, or 6.6% of total loans. The Banks view consumer lending as an important component of their business operations because consumer loans generally have shorter terms and higher yields than one-to-four family real estate loans, thus reducing exposure to changes in interest rates. In addition, the Banks believe that offering consumer loans helps to expand and create stronger ties to their customer base.

     The largest category of consumer loans in the Banks' portfolio consists principally of direct loans secured by automobiles. The Banks generally do not originate loans secured by recreational vehicles. At December 31, 2001, consumer loans secured by automobiles totaled $681,000, or 1.6% of the Banks' total consolidated loan portfolio. Automobile loans are offered with maturities of up to 60 months for new automobiles and up to 48 months for used automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile and will be made based on amounts as set forth in the NADA "bluebook."

     The second largest category of consumer loans in the Banks' portfolio consists of home improvement loans. At December 31, 2001, home improvement loans totaled $679,000, or 1.6% of the Banks' total consolidated loan portfolio. The Banks' home improvement loans are secured by the borrower's principal residence. The maximum amount of a home improvement loan is generally 80% of the appraised value of a borrower's real estate collateral less the amount of any prior mortgages or related liabilities. With respect to substantially all home improvement loans, the Banks hold the first mortgage on the borrower's residence. Home improvement loans are approved with fixed interest rates which are determined by the Banks based upon market conditions. Such loans may be fully amortized over the life of the loan or have a balloon feature. The maximum term for a home improvement loan is five years.

     The Banks began offering proprietary VISA credit cards during 1993 and, at December 31, 2001, there were 1005 credit card accounts with a total balance of $618,000. This program has been offered to residents of the Banks' primary market area but card recipients need not otherwise be customers of the Banks. The VISA card program currently provides an individual borrowing limit of $3,500 or less, a fixed rate of interest of 12.9% and a "rebate" feature. The Banks may alter the general terms of this program as they seek to expand their credit card program.

     The Banks had $118,000, or .3% of total loans in unsecured consumer loans at December 31, 2001. These loans are made for a maximum of 30 months or less with fixed rates of interest and are offered primarily to existing customers of the Banks.

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

     MATURITY OF CONSOLIDATED LOAN PORTFOLIO. The following table sets forth at December 31, 2001 certain information regarding the dollar amount of loans maturing in the Banks' portfolio based on their contractual terms to maturity. Demand loans (loans having no stated repayment schedule and no stated maturity) and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, and allowance for loan losses.

                                   During the Year              After       After       After
                                 Ending December 31,           3 Years     5 Years    10 Years
                           -------------------------------     Through     Through     Through     Beyond
                             2002        2003        2004      5 Years    10 Years    15 Years    15 Years      Total
                           -------     -------     -------     -------    --------    --------    --------     -------
                                                             (Dollars in Thousands)
Commercial loans .....     $ 2,004     $    19     $    --     $   102     $    --     $    --     $   111     $ 2,236
Real estate mortgage .         655       1,032       1,083       6,781       7,572       6,086       8,997      32,206
Commercial real estate         260         248          50       1,129         622         440       1,303       4,052
Construction .........         390          --          --          --          --          --          64         454
Home improvement .....         131          54         117         265         112          --          --         679
Automobile ...........         159         161         179         182          --          --          --         681
Credit cards .........         618          --          --          --          --          --          --         618
Other ................         456         160          45          52          52          --          --         765
                           -------     -------     -------     -------     -------     -------     -------     -------
   Total loans .......     $ 4,673     $ 1,674     $ 1,474     $ 8,511     $ 8,358     $ 6,526     $10,475     $41,691
                           =======     =======     =======     =======     =======     =======     =======     =======


     The following table sets forth the dollar amount of all loans due after December 31, 2002 which have fixed interest rates and have floating or adjustable interest rates.

                                   Fixed           Floating- or
                                   Rates         Adjustable-Rates
                                  -------        ----------------
                                     (Dollars in Thousands)
Commercial loans .....            $   111            $   121
Real estate mortgage .             25,401              6,150
Commercial real estate              1,803              1,989
Construction .........                 64                 --
Home improvement .....                548                 --
Automobile ...........                522                 --
Credit cards .........                 --                 --
Other ................                309                 --
                                  -------            -------
   Total .............            $28,758            $ 8,260
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

     LOAN ORIGINATIONS, SALES AND PURCHASES. During the years ended December 31, 2001, 2000 and 1999, the Banks' total loan originations were $7.4 million, $8.8 million, and $15.6 million, respectively. While the Banks originate both adjustable-rate and fixed-rate loans, their ability to generate each type of loan depends upon relative customer demand for loans in their market.

     Consistent with their asset/liability management strategy, the policy of the Banks has been to retain in their portfolio nearly all of the loans that they originate. Any loan sales are generally made without recourse to the Banks.

     The following table shows total loans originated and repaid during the periods indicated. No loans were purchased or sold during the periods indicated.

                                         Year Ended December 31,
                                 --------------------------------------
                                   2001           2000           1999
                                 --------       --------       --------
                                         (Dollars in Thousands)
Total loans at beginning
  of period ...............      $ 47,341       $ 48,277       $ 48,209
                                 --------       --------       --------

Loans originated:
  Commercial loans ........           316            402          2,927
  Single-family residential         3,547          4,853          7,355
  Commercial real estate ..           839            674          1,024
  Construction loans ......           853            810          2,142
  Agriculture and land ....            --             --             42
  Consumer ................         1,813          2,040          2,130
                                 --------       --------       --------
    Total loans originated          7,368          8,779         15,620
                                 --------       --------       --------

Loan principal repayments .        13,448          9,662         14,994

Increase (decrease) in
  other items, net ........          (164)           (53)          (558)
                                 --------       --------       --------

Total loans at
  end of period ...........      $ 41,097       $ 47,341       $ 48,277
                                 ========       ========       ========


     LOAN COMMITMENTS. The Banks issue, without fee, commitments for one-to-four family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and at a specified interest rate and are honored for up to three months from the date of loan approval. At December 31, 2001, the Banks had outstanding commitments to originate residential loans and fund outstanding credit lines of approximately $3.8 million, of which $2.9 million were fixed rate commitments ranging from a rate of 7.0% to 12.9%. Variable rate commitments totaled $842,000. Commitments to extend credit may involve elements of interest rate risk in excess of the amount recognized in the consolidated balance sheets. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Banks since the time the commitment was made.

     LOAN ORIGINATION AND OTHER FEES. The Banks, in some instances, receive loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Banks is generally up to 1.0% for mortgage loans and construction loans. Origination fees received (net of certain loan origination costs) for originating loans should be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Banks had $5,000 of net deferred loan fees at December 31, 2001.



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

                                                        At December 31,
                           --------------------------------------------------------------------------
                                     2001                     2000                      1999
                           ----------------------    ---------------------     ----------------------
                                       Percentage               Percentage                 Percentage
                           Principal    of Gross     Principal   of Gross      Principal    of Gross
                            Balance       Loans       Balance      Loans        Balance       Loans
                           ---------    ---------    ---------   ---------     ---------    ---------
                                                        (Dollars in Thousands)
Loans delinquent for:
  30 - 59 days.......        $484         1.16%        $438         0.91%        $226         0.46%
  60 - 89 days ......          16         0.04           80         0.17           67         0.14
                             ----         ----         ----         ----         ----         ----
                             $500         1.20%        $518         1.08%        $293         0.60%
                             ====         ====         ====         ====         ====         ====

     The following table sets forth information with respect to the Banks' non-performing assets at the dates indicated. The Banks have no restructured loans at any of the dates indicated.

                                                                           At December 31,
                                                                    ----------------------------
                                                                     2001       2000       1999
                                                                    ------     ------     ------
                                                                        (Dollars in Thousands)
Non-performing loans:
Loans accounted for on a non-accrual basis:
  Real Estate:
    Residential ................................................    $  124     $  115     $   86
    Commercial .................................................        --         --         --
  Consumer .....................................................         5         15          1
                                                                    ------     ------     ------
    Total ......................................................       129        130         87
                                                                    ------     ------     ------

Accruing loans which are contractually past due 90 days or more:
Residential real estate ........................................        --         --         --
Consumer .......................................................        --         --         --
                                                                    ------     ------     ------
    Total ......................................................        --         --         --
                                                                    ------     ------     ------

    Total non-performing loans .................................       129        130         87

Real estate acquired by
  foreclosure, net .............................................        20        145        186
                                                                    ------     ------     ------
Total non-performing assets ....................................      $149       $275       $273
                                                                    ======     ======     ======

Total non-performing loans to
  net loans ....................................................      0.31%      0.27%      0.18%
                                                                    ------     ------     ------
Total allowance for loan losses
  to non-performing loans ......................................    458.69%    460.17%    698.60%
                                                                    ======     ======     ======
Total non-performing assets to
  total assets .................................................      0.13%      0.23%      0.23%
                                                                    ======     ======     ======

     At December 31, 2001, management of the Banks was unaware of any material loans not disclosed in the above table but where known information about possible credit problems of the borrowers caused management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms at that date and which may result in future inclusion in the non-performing assets category.

     REAL ESTATE ACQUIRED BY FORECLOSURE. The Banks had $20,000 in real estate acquired by foreclosure at December 31, 2001, which consisted of one piece of property.

     ASSET CLASSIFICATION. The Banks are subject to various regulations regarding problem assets of banks. The regulations require that each insured institution review and classify their assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Banks.

     The aggregate amounts of the Banks' classified assets including assets designated special mention and general and specific loss allowances at the dates indicated, were as follows:

                                   At December 31,
                              ------------------------
                              2001      2000      1999
                              ----      ----      ----
                               (Dollars in Thousands)

Loss ...................      $ --      $ --      $ 10
Doubtful ...............        --        --        --
Substandard ............       149       275       280
Special mention ........       335       538       355
                              ----      ----      ----
  Total ................      $484      $813      $645
                              ====      ====      ====
General loss allowances       $591      $598      $595
Specific loss allowances        --        --        10
                              ----      ----      ----
  Total loss allowances       $591      $598      $605
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

     The allowance for loan losses is maintained to cover known and probable losses in the loan portfolio. Management reviews the adequacy of the allowance at least quarterly based on management's assessment of numerous factors, including, but not necessarily limited to, general economic conditions, consolidated loan portfolio composition, prior loss experience, and independent appraisals. In addition to the allowance for estimated losses on identified problem loans, an overall unallocated allowance is established to provide for unidentified credit losses. In estimating such losses, management considers various risk factors including geographic location, loan collateral, and payment history. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.

     At December 31, 2001, the Banks had an allowance for general loan losses of $591,000. Management believes that the amount maintained in the allowance will be adequate to absorb known and probable losses in the consolidated portfolio. Although management believes that it uses information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

     The following table sets forth an analysis of the Banks' allowances for loan losses for the periods indicated.

                                          Year Ended December 31,
                                      -------------------------------
                                       2001         2000         1999
                                      -----        -----        -----
                                           (Dollars in Thousands)

Allowance at beginning of period      $ 598        $ 605        $ 449

Provision for loan losses ......         --           --          200
Recoveries .....................          9           14            7

Charge-offs:
  Residential real estate ......         (2)          --          (35)
  Commercial real estate .......         --           --           --
  Consumer .....................        (14)         (21)         (16)
                                      -----        -----        -----
    Total charge-offs ..........        (16)         (21)         (51)
                                      -----        -----        -----
  Allowance at end of period ...      $ 591        $ 598        $ 605
                                      =====        =====        =====
Ratio of allowance to total
  loans outstanding at
  the end of the period ........       1.42%        1.25%        1.25%
                                      =====        =====        =====
Ratio of net charge-offs to
  average loans outstanding
  during the period ............      -0.02%        0.02%        0.09%
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

                                                                     At December 31,
                            ---------------------------------------------------------------------------------------------------
                                         2001                              2000                             1999
                            ------------------------------    ------------------------------    -------------------------------
                                       As a %       % of                 As a %       % of                 As a %        % of
                                       of Out-    Loans in               of Out-    Loans in               of Out-     Loans in
                                      standing    Category              standing    Category              standing     Category
                                      Loans in    to Total              Loans in    to Total              Loans in     to Total
                            Amount    Category     Loans      Amount    Category     Loans      Amount    Category      Loans
                            ------    --------    --------    ------    --------    --------    ------    --------     --------
                                                                 (Dollars in Thousands)
Real estate - mortgage:
 Residential ..........      $434       1.33%       78.3%      $406       1.10%       77.2%      $365        0.98%       77.7%
 Commercial ...........        53       1.43         8.8         71       1.52        10.6        103        1.93         9.7
Commercial ............        55       2.45         5.4         65       2.68         5.1         93        3.53         5.4
 Agriculture and
  land ................         7       1.91          .9          4       1.92         0.4          5        2.05         0.5
Consumer ..............        42       1.53         6.6         52       1.61         6.7         39        1.18         6.7
                             ----                  -----       ----                  -----       ----                   -----
  Total allowance for
   loan losses ........      $591                  100.0%      $598                  100.0%      $605                   100.0%
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

     At December 31, 2001, the Banks' investment portfolio, mortgage-backed security portfolio, federal funds sold and interest-bearing deposits totaled $67.0 million and consisted principally of U.S. Government and agency obligations, mortgage-backed securities, municipal obligations, equity securities, federal funds sold, interest-bearing deposits, Federal Home Loan Bank Stock ("FHLB"), and Federal Reserve Bank Stock ("FRB"). At December 31, 2001, the Banks' investment portfolio did not contain any securities of a single issuer (other than the United States Government and agencies thereof) which had an aggregate book value in excess of 10% of the Banks' equity at that date.

     As of December 31, 2001, the held to maturity investment portfolio of the Banks contained securities with an amortized cost of $34.6 million and a fair value of $35.3 million and consisted of U.S. Government and agency obligations, municipal and state obligations and mortgage-backed bonds. At December 31, 2001, the Banks' investment securities available for sale portfolio consisted of mutual fund shares with an amortized cost of $1.7 million and a fair value of $1.6 million. At December 31, 2001, the Banks held no securities that were classified as trading securities.

     INVESTMENT STRATEGY. Historically, the Banks have maintained a substantial proportion of their assets in investments and mortgage-related securities. The objectives of these investments are to: (i) provide sufficient liquidity to fund the operational needs of the Banks, (ii) provide a stable base of income with minimal credit risk, (iii) invest those deposit funds in excess of the mortgage and consumer lending volumes available to the Banks in their market area, (iv) invest the deposit funds attributable to Gilster-Mary Lee, and (v) generally assist in managing the interest rate risk of the Banks. The Banks invest in U.S. Government and U.S. Government agency securities, securities of U.S. Government-sponsored enterprises (e.g., Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC")), tax-exempt securities of states and municipalities, mutual fund shares, short-term interest-bearing deposits and federally insured certificates of deposits in other financial institutions, FHLB-Chicago stock, and mortgage-related securities (including mortgage-backed securities and collateralized mortgage obligations). The foregoing securities serve different functions within the context of the Banks' investment practices.

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

     The Banks have invested primarily in federal agency securities, principally FNMA, FHLMC and GNMA. The Banks also invest in collateralized mortgage obligations ("CMOs") that have fixed interest rates. At December 31, 2001, net mortgage-backed and related securities totaled $7.1 million, or 6.4% of total assets. At December 31, 2001, 2.7% of the mortgage-backed and mortgage related securities were adjustable-rate and 97.3% were fixed rate. The mortgage-backed securities portfolio had coupon rates ranging from 5.00% to 7.50% and had a weighted average yield of 6.04% at December 31, 2001. The estimated fair value of the Banks' mortgage-backed securities at December 31, 2001 was $7.2 million.

     Mortgage-backed securities (which also are known as mortgage participate certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Banks. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, FNMA and the GNMA. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Banks. These types of securities also permit the Banks to optimize their regulatory capital because they have a low risk weighting.

     CMOs generally have similar characteristics as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. The Banks held investment grade CMOs with a net carrying value of $2.5 million at December 31, 2001. CMOs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At December 31, 2001, the Banks did not own any privately issued CMOs.

     Derivatives also include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Banks have not invested in, and currently do not intend to invest in, these "off balance sheet" derivative instruments, although the Banks' investment policies do not prohibit such investments. The Banks evaluate their mortgage-related securities portfolio quarterly for compliance with applicable regulatory requirements, including testing for identification of high risk investments. At December 31, 2001, the Banks did not have any derivatives or high risk securities.

     Of the Banks' $7.1 million mortgage-backed securities portfolio at December 31, 2001, $3.7 million with a weighted average yield of 6.26% had contractual maturities within ten years and $3.4 million with a weighted average yield of 6.68% had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Banks may be subject to reinvestment risk because, to the extent that the Banks' mortgage-backed securities amortize or prepay faster than anticipated, the Banks may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

     The following table sets forth the composition of the Banks' mortgage-backed securities portfolio at the dates indicated.

                                                                           At December 31,
                                               ------------------------------------------------------------------------
                                                        2001                    2000                    1999
                                               ---------------------    ----------------------    ---------------------
                                               Carrying   Percent of    Carrying    Percent of    Carrying   Percent of
                                                Value     Portfolio      Value      Portfolio      Value     Portfolio
                                               --------   ----------    --------    ----------    --------   ----------
                                                                        (Dollars in Thousands)
Mortgage-backed securities:
   Available for sale (at fair value):
     GNMA ...............................      $   159        2.24%     $   819         5.26%     $ 1,487        6.84%
     FNMA ...............................          353        4.96        1,955        12.54        2,819       12.97
     FHLMC ..............................           --          --        2,323        14.91        2,704       12.44
                                               -------      ------      -------       ------      -------      ------
      Total mortgage-backed
        securities available for sale ...          512        7.20        5,097        32.71        7,010       32.25
                                               -------      ------      -------       ------      -------      ------
   Held to maturity (at amortized cost):
     GNMA ...............................          626        8.80           --        --              --       --
     FNMA ...............................        1,716       24.14        2,604        16.71        3,110       14.31
     FHLMC ..............................        1,708       24.02        1,623        10.41        1,980        9.11
     Collateralized mortgage obligations         2,548       35.84        6,261        40.17        9,635       44.33
                                               -------      ------      -------       ------      -------      ------
       Total mortgage-backed
         securities held to maturity ....        6,598       92.80       10,488        67.29       14,725       67.75
                                               -------      ------      -------       ------      -------      ------
  Total mortgage-backed securities ......      $ 7,110      100.00%     $15,585       100.00%     $21,735      100.00%
                                               =======      ======      =======       ======      =======      ======

     The following table shows purchases, sales and repayments of mortgage-backed securities during the periods indicated.

                                                     Year Ended December 31,
                                             --------------------------------------
                                               2001           2000           1999
                                             --------       --------       --------
                                                     (Dollars in Thousands)
Mortgage-backed securities, net,
  at beginning of period ..............      $ 15,585       $ 21,735       $ 21,870
Purchases .............................         1,498             --         10,882
Sales .................................        (3,794)          (538)            --
Repayments ............................        (6,304)        (5,723)       (10,786)
Increase (decrease) in other items, net           125            111           (231)
                                             --------       --------       --------
Mortgage-backed securities, net,
  at end of period ....................      $  7,110       $ 15,585       $ 21,735
                                             ========       ========       ========

     The following tables set forth the composition of the Banks' investment portfolio at the dates indicated.

                                                                           At December 31,
                                                 ------------------------------------------------------------------
                                                          2001                2000                    1999
                                                 --------------------  ---------------------  ---------------------
                                                 Carrying  Percent of  Carrying   Percent of  Carrying   Percent of
                                                   Value    Portfolio    Value     Portfolio    Value     Portfolio
                                                 --------  ----------  --------   ----------  --------   ----------
                                                                     (Dollars in Thousands)
Investment securities:
  Available for sale (at fair value):
    Securities of U.S. government .........      $    --         --     $   252        0.5%    $   500        1.1%
    Securities of U.S. agencies ...........           --         --       1,502        3.0       2,183        4.8
    Mutual fund shares ....................        1,632        2.7          --         --          --         --
                                                 -------      -----     -------      -----     -------      -----
      Total investment securities
        available for sale ................        1,632        2.7       1,754        3.5       2,683        5.9
                                                 -------      -----     -------      -----     -------      -----
  Held to maturity (at amortized cost):
    Securities of U.S. agencies ...........       25,900       43.2      25,740       51.2      27,458       60.0
    Mortgage-backed Securities ............        1,000        1.7       3,000        6.0       3,000        6.6
    Securities of states and municipalities        7,672       12.8       5,988       11.9       5,735       12.5
                                                 -------      -----     -------      -----     -------      -----
       Total investment securities held to
         maturity .........................       34,572       57.7      34,728       69.1      36,193       79.1
                                                 -------     -----       -------      -----    -------      -----
       Total investment securities ........       36,204       60.4      36,482       72.6      38,876       85.0

Interest-bearing deposits .................        3,406        5.7       4,418        8.8       4,592       10.0
Federal funds sold ........................       16,760       28.0       6,050       12.0          --         --
Certificates of deposit ...................           --         --       1,000        2.0          --         --
Equity securities .........................          200        0.3       1,073        2.1       1,073        2.3
FHLB stock ................................        2,942        4.9         845        1.7         801        1.8
FRB stocks ................................          405        0.7         405        0.8         405         .9
                                                 -------      -----     -------      -----     -------      -----
       Total investments ..................      $59,917      100.0%    $50,273      100.0%    $45,747      100.0%
                                                 =======      =====     =======      =====     =======      =====

                                                                           At December 31, 2001
                                          ----------------------------------------------------------------------------------------
                                                                      More than                More than
                                            One Year or Less      One to Five Years       Five to Ten Years    More than Ten Years
                                          -------------------    -------------------    --------------------   -------------------
                                                     Weighted               Weighted                Weighted              Weighted
                                          Carrying    Average    Carrying    Average    Carrying     Average   Carrying    Average
                                            Value      Yield      Value       Yield      Value        Yield      Value      Yield
                                          --------   --------    --------   --------    --------    --------   --------   --------
                                                                       (Dollars in Thousands)
Investment securities:
Held to maturity (at amortized cost):
  Securities of U.S. agencies .......      $    --      -- %     $17,533      5.08%     $ 7,866       6.84%     $   502      6.90%
  Mortgage-backed bonds .............           --      -- %       1,000      4.25%          --        -- %          --        - %
  Securities of states and
    municipalities(1) ...............          906     4.70%       2,160      6.24%       1,578       7.93%       3,027      8.11%
                                           -------               -------                -------                 -------
      Total investment securities(2)       $   906               $20,693                $ 9,444                 $ 3,529
                                           =======               =======                =======                 =======

(1) Tax exempt state and municipal securities are presented on a tax equivalent basis assuming a tax rate of 34%.

(2) Mutual fund shares and nonmarketable equity securities have no stated maturity, therefore stated maturities are not disclosed.

     U.S. AGENCY OBLIGATIONS. The Banks' portfolio of U.S. agency obligations, mutual fund shares and nonmarketable equity securities had a fair value of $31.5 million ($31.1 million at amortized cost) at December 31, 2001. The portfolio consisted of short to medium-term (up to ten years) securities, of which $1.7 million (at amortized cost) of mutual fund shares were held in the Banks' available for sale portfolio.

     SECURITIES OF STATES AND MUNICIPALITIES. The Banks' municipal bond portfolio, which at December 31, 2001, totaled $7.9 million at estimated fair value ($7.7 million at amortized cost), was comprised primarily of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed only by revenues from the specific project being financed) issued by various housing authorities and public hospital, water and sanitation districts in various states. At December 31, 2001, general obligation bonds and revenue bonds totaled $4.3 million and $3.4 million, respectively. The bonds are purchased with laddered maturities of up to four years with an average principal amount of approximately $250,000. Most of the municipal bonds are rated by a nationally recognized statistical rating organization (e.g., Moody's or Standard and Poor's) and the unrated bonds have been purchased principally from local authorities. At December 31, 2001, the Banks' municipal bond portfolio was comprised of 44 bonds, the average principal amount of which was $174,000. At such date the weighted average life of the portfolio was approximately 9.2 years and had a weighted average coupon rate of 4.89%. At that date, the largest security in the portfolio was a revenue bond issued by a local government, with an amortized cost of $1.6 million and a fair value of $1.8 million. Because interest earned on municipal bonds is exempt from federal, and, in certain cases, state and local income taxes, the municipal bond portfolio has contributed to an effective income tax rate for the Banks below the federal tax rate and one that the Banks believe is below their peers.

     MORTGAGE BACKED BONDS. At December 31, 2001, the Banks' investment portfolio included securities issued by the FNMA and the FHLMC. At December 31, 2001, such bonds had an aggregate amortized cost of $5.4 million and a fair value of $5.4 million, an average life of approximately 6.2 years, and an average coupon rate of 6.22%.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits, federal funds purchased, FHLB advances and loan repayments are the major sources of the Banks' funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Chicago or federal funds purchased may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At December 31, 2001 the Banks had $5.0 million in FHLB advances.

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

     The following table sets forth certain information concerning the Banks' time deposits and other interest-bearing deposits at December 31, 2001.


                                                                                       Balance
  Weighted                                                                           -----------     Percentage
   Average           Original                                           Minimum      (Dollars in      of Total
Interest Rate         Term                  Category                     Amount       Thousands)      Deposits
--------------      ---------               --------                    --------     -----------     ----------
       - %            None          Non-interest bearing checking       $    100       $ 5,022          5.49%
     0.49             None          NOW accounts                             100         7,924          8.67
     1.34             None          Money market demand                    2,500        18,379         20.11
     1.01             None          Statement savings                         30         6,765          7.40

                                    Certificates of Deposit

     1.69            91-day         Fixed-term, fixed-rate                   500           435          0.48
     2.72           6 months        Fixed-term, fixed-rate                   500         6,685          7.31
     2.25           7 months        Fixed-term, fixed-rate                 5,000             8          0.01
     5.49           11 months       Fixed-term, fixed-rate                 1,000         3,982          4.36
     4.30            1 year         Fixed-term, fixed-rate                   500           249          0.27
     3.72            1 year         Fixed-term, fixed-rate                   500         8,797          9.62
     0.00           15 months       Fixed-term, fixed rate                 1,000             1          0.00
     4.21           18 months       Fixed-term, fixed-rate                   500         2,288          2.50
     5.20           30 months       Fixed-term, fixed-rate                   500        23,528         25.74
     4.35            4 years        Fixed-term, fixed-rate                   500           687          0.75
     2.40            Various        Fixed-term, fixed-rate               100,000         6,664          7.29
                                                                                       -------        ------
                                                                                       $91,414        100.00%
                                                                                       =======        ======

     The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.

                                                            Certificates
                   Maturity Period                           of Deposit
                   ---------------                          ------------
                                                              (Dollars
                                                           in Thousands)
Three months or less...............................          $ 4,803
Over three through six months......................            3,072
Over six through 12 months.........................              311
Over 12 months.....................................            2,130
                                                             -------
     Total.........................................          $10,316
                                                             =======

DEPOSIT FLOW

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Banks at the dates indicated.


                                                            At December 31,
                                       --------------------------------------------------------
                                               2001                                 2000
                                       --------------------                  ------------------
                                                    Percent                             Percent
                                                       of        Increase                  of
                                        Amount       Total      (Decrease)    Amount     Total
                                       -------      -------     ----------    ------    -------
                                                        (Dollars in Thousands)
Non-interest-bearing checking......    $ 5,022        5.49%     $    64      $ 4,958       5.11%
NOW checking.......................      7,924        8.67          418        7,506       7.74
Statement savings..................      6,765        7.40          432        6,333       6.53
Money market demand................     18,379       20.11       (1,087)      19,466      20.07

Fixed-rate certificates which
mature in the year ending(1)(2):
   Within 1 year...................     33,856       37.04      (12,254)      46,110      47.54
   After 1 year, but
   within 2 years..................     15,050       16.46        8,689        6,361       6.56
   After 2 years, but
   within 5 years..................      4,418        4.83       (1,839)       6,257       6.45
                                       -------      -------     --------     -------     -------
     Total......................       $91,414      100.00%     $(5,577)     $96,991     100.00%
                                       =======      =======     ========     =======     =======

(1) At December 31, 2001 and at December 31, 2000, certificates of deposits of $100,000 or more amounted to $10.3 million and $11.8 million, respectively.

(2) IRA accounts included in certificate balances are $7.7 million and $7.3 million at December 31, 2001 and December 31, 2000, respectively.

TIME DEPOSITS BY RATES

     The following table sets forth the time deposits in the Banks classified by rates at the dates indicated.

                                                      At December 31,
                                            --------------------------------------
                                              2001           2000            1999
                                           --------        -------         -------
                                                    (Dollars in Thousands)
2.00 - 2.99%.............................   $11,339        $    --         $    --
3.00 - 4.99%.............................    18,776          9,894          23,072
5.00 - 6.99%.............................    23,209         45,627          33,354
7.00 - 8.99%.............................        --          3,207              17
                                           --------        -------         -------
    Total................................   $53,324        $58,728         $56,443
                                           ========        =======         =======

     The following table sets forth the amount and maturities of time deposits at December 31, 2001.

                                                       Amount Due
                                ------------------------------------------------------                    Percent
                                                  Over             Over          Over                    of Total
                                Less than          1-2              2-3           3-4                   Certificate
                                 One Year         Years            Years         Years      Total         Accounts
                                ---------        -------          ------         -----     -------      -----------
2.00 - 2.99%.............        $11,000         $   305          $   34          $ --     $11,339          21.3%
3.00 - 4.99%.............         12,000           2,481           3,803           492      18,776          35.2%
5.00 - 6.99%.............         10,856          12,264               6            83      23,209          43.5%
                                 -------         -------          ------          ----     -------
     Total...............        $33,856         $15,050          $3,843          $575     $53,324         100.0%
                                 =======         =======          ======          ====     =======

     The following table sets forth the average balances and interest rates based on monthly balances for transaction accounts and certificates of deposit for the periods indicated.

                                                          Year Ended December 31,
                          ---------------------------------------------------------------------------------------
                                     2001                          2000                        1999
                          ---------------------------   ---------------------------   ---------------------------
                          Interest-                      Interest-                     Interest-
                           Bearing                        Bearing                       Bearing
                           Demand       Certificates      Demand       Certificates     Demand      Certificates
                          Deposits       of Deposit      Deposits       of Deposit     Deposits      of Deposit
                          ---------      ------------    ---------      ------------   ---------     ------------
Average Balance......       $32,823        $59,209        $33,404        $56,160        $32,802        $62,262
Average Rate.........         2.10%          5.24%          3.16%          5.32%          2.75%          5.05%


     The following table sets forth the savings activities of the Banks for the periods indicated.

                                                               Year Ended December 31,
                                                     -----------------------------------------
                                                       2001             2000             1999
                                                     -------          -------          -------
                                                        (Dollars in Thousands)
Beginning Balance..................................  $96,991          $90,753          $99,435
                                                     -------          -------          -------
Net increase (decrease) before interest credited...   (7,909)           3,568          (11,111)

Interest credited..................................    2,332            2,670            2,429
                                                     -------          -------          -------
Net increase (decrease) in savings deposits........   (5,577)           6,238           (8,682)
                                                     -------          -------          -------
Ending Balance.....................................  $91,414          $96,991          $90,753
                                                     =======          =======          =======


BORROWINGS

     The Banks have the ability to use advances from the FHLB-Chicago to supplement their supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Chicago functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Chicago, the Banks are required to own capital stock in the FHLB-Chicago and are authorized to apply for advances on the security of such stock and certain of their mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2001, the Banks had $5.0 million of fixed-term, callable advances from the FHLB, with a weighted average interest rate of 4.86%, maturing January 17, 2011. At December 31, 2000, the Banks had no borrowings from the FHLB-Chicago. At December 31, 1999, the Banks had $5.0 million of fixed-term, callable advances from the FHLB, with a weighted average interest rate of 5.01%, due in 2009. The FHLB advance is subject to a convertibility provision on January 16, 2003 and quarterly thereafter. In the event of an exercise of the option by the FHLB-Chicago, the advance will convert to an open-line advance, at which time the Banks can repay the advance or refinance at the prevailing market rate of interest.

     The Banks also use federal funds purchased as a source of funds. At December 31, 2001 and 2000, the Banks had no federal funds purchased. Federal funds purchased were $2.8 million at December 31, 1999, with a weighted average interest rate of 5.77%. Federal funds purchased were secured by a pledge of certain investment and mortgage-backed securities with an amortized cost of $13.5 million and a fair value of $13.5 million at December 31, 1999.

INTEREST RATE RISK MANAGEMENT

     Interest rate sensitivity is closely monitored through the Company's asset-liability management procedures. At the end of this section is a table reflecting the Company's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at December 31, 2001, individually and cumulatively, through various time periods.

     At December 31, 2001, the static gap analysis indicated substantial liability sensitivity over one-year time periods. Generally, such a position indicates that an overall rise in interest rates would result in an unfavorable impact on the Company's net interest margin, as liabilities would reprice more quickly than assets. Conversely, the net interest margin would be expected to improve with an overall decline in interest rates. As savings, NOW and money market accounts are subject to withdrawal on demand, they are presented in the analysis based on their GAP BETA, which is the average of the rising and falling betas. Based on the Company's experience, pricing such deposits is not expected to change in direct correlation with changes in the general level of short-term interest rates. Accordingly, management believes that gradual increase in the general level of interest rates will not have a material effect on the Company's net interest income.

     The asset/liability management process, which involves structuring the consolidated balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company's interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of December 31, 2001, individually and cumulatively, through various time periods. Amortizing accounts, which include MBS, CMO's and loans are first adjusted to cash flow. Following amortization, prepayment speeds are applied. The floating rate loans are estimated by subtracting the average maturity from loans repricing less than 3 months.

                                                                      More than
                                                                        three       More than
                                                        Three           months       one year
                                                        months         through       through       More than
                                         Floating      or less        one year      five years    five years    Total
                                         --------      -------        ---------    -----------    ----------   --------
                                                                     (Dollars in Thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net...............    $ 5,591      $ 4,658         $ 8,762        $12,408       $10,272    $ 41,691
  Investment and mortgage-
    backed securities.................     15,082          793           2,269         15,443         9,727      43,314

  Other interest-earning assets.......     20,307        3,406              --             --            --      23,713
                                          -------      -------         -------       --------       -------    --------
    Total interest-earning assets.....     40,980        8,857          11,031         27,851        19,999     108,718
                                          -------      -------         -------       --------       -------    --------
INTEREST-BEARING LIABILITIES:
  Savings, NOW, and money
    market accounts...................    $ 5,694      $    --         $    --        $27,374       $    --    $ 33,068
  Certificates of deposit.............         --       14,446          19,410         19,468            --      53,324
  Other borrowed money................         --           --              --          5,000            --       5,000
                                          -------      -------         -------       --------       -------    --------
    Total interest-bearing liabilities      5,694       14,446          19,410         51,842            --      91,392
                                          -------      -------         -------       --------       -------    --------
    Interest sensitivity gap..........    $35,286      $(5,589)        $(8,379)      $(23,991)      $19,999    $ 17,326
                                          =======      =======         =======       ========       =======    ========
    Cumulative interest-sensitivity
      gap.............................    $35,286      $29,697         $21,318       $ (2,673)      $17,326
                                          =======      =======         =======       ========       =======
    Ratio of cumulative gap
      to total assets.................        .32          .27             .19           (.02)          .16
                                              ===          ===             ===           ====           ===

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

PERSONNEL

     As of December 31, 2001, the Banks had 23 full-time employees and 8 part time employees, none of whom were represented by a collective bargaining unit. The Banks believe their relationships with their employees is good.

REGULATION OF THE BANKS

     The Banks are national banks subject to regulation, supervision and examination by the OCC. In addition, the Banks' deposits are insured by the FDIC up to the maximum amount permitted by law, and are therefore subject to regulation, supervision and examination by the FDIC. See "2001 Annual Report -
Note 9 Regulatory Matters."

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

     Any direct or indirect acquisition by a bank holding company or its subsidiaries of more than 5% of the voting shares of, or substantially all of the assets of, any bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are "principally conducted", may not be approved by the Federal Reserve unless the laws of the state in which the bank to be acquired is located specifically authorize such an acquisition. The term "principally conducted" generally means the state in which the total deposits of all banking subsidiaries is the largest. The Company's business is "principally conducted" in the State of Illinois. Most states have authorized interstate bank acquisitions by out-of-state bank holding companies on either a regional or a national basis, and most such statues require the home state of the acquiring bank holding company to have enacted a reciprocal statue. Illinois law permits bank holding companies located outside Illinois to acquire bank or bank holding companies located in Illinois subject to the requirements that the laws of the state in which the acquiring bank holding company is located permit bank holding companies located in Illinois to acquire banks or bank holding companies in the acquirer's state and that the laws of the state in which the acquirer is located are not unduly restrictive when compared to those imposed by the laws of Illinois.

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

ITEM 2. Properties

     The following table sets forth the Banks' offices, as well as certain additional information relating to the offices, as of December 31, 2001.


                                             Year        Building          Land          Building
Location                       County       Opened     Owned/Leased    Owned/Leased   Square Footage       Deposits
--------                       ------       ------     ------------    ------------   --------------       --------
                                                                                                        (In Thousands)
Chester National Bank
Main Office

1112 State Street              Randolph      1919         Owned           Owned           10,345           $58,158
Chester, Illinois 62233

Chester National Bank
Branch Offices

165 West Broadway              Randolph      1989         Owned           Owned           11,142            21,251
Sparta, Illinois 62286

1414 South Main                Randolph      1989         Owned           Owned            1,032             4,774
Red Bud, Illinois 62278

Chester National Bank
of Missouri Main Office

1010 North Main                Perry         1990         Owned           Owned            3,900             7,231
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

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The section of Annual Report to the Stockholders for the fiscal year ended December 31, 2001, entitled "Common Stock and Related Matters" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 6. Selected Financial Data.

The section of the Annual Report to the Stockholders for the fiscal year ended December 31, 2001, entitled "Selected Consolidated Financial Information" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The section of the Annual Report to the Stockholders for the fiscal year ended December 31, 2001, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

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

The Company uses an independent consulting firm to perform interest rate sensitivity analysis for all product categories. The Company's primary focus of its analysis is on the effect of interest rate increases and decreases on net interest income. Management believes that this analysis reflects the potential effects on current earnings on interest rate changes. Call criteria and prepayment assumptions are taken into consideration for fixed term assets. The following table shows projected results at December 31, 2001 and December 31, 2000 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.


                             +200          +100            -100            -200
December 31, 2001           11.02%         5.56%          (5.94%)         (9.29%)
December 31, 2000           (8.00%)       (3.40%)         (1.10%)         (3.90%)


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

ITEM 8. Financial Statements and Supplementary Data.

The sections of the Annual Report to the Stockholders for the fiscal year ended December 31, 2001, entitled "Chester Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Income," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows," "Chester Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements" are hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The section of the 2002 Proxy Statement, entitled "Auditors", is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant.

The sections of the 2002 Proxy Statement, entitled "Proposal I - Election of Directors," and "Compliance with Section 16(a) of the Exchange Act," as well as the "Employment Agreements" portion of the section entitled "Executive Compensation," are hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.

ITEM 11.   Executive Compensation.

The section of the 2002 Proxy Statement, entitled "Executive Compensation," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.

The section of the 2002 Proxy Statement, entitled "Security Ownership of Certain Beneficial Owners and Management," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.

ITEM 13.   Certain Relationships and Related Transactions.

The section of the 2002 Proxy Statement, entitled "Transactions with Management," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

The following information appearing in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2001 is incorporated by reference as Exhibit 13 to this Annual Report on Form 10-K. No other sections of such Annual Report are incorporated herein by this reference.

Annual Report Sections:

Independent Auditors' Report:

Chester Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets as of the
        Years Ended December 31, 2001 and 2000.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Income for the
        Years Ended December 31, 2001, 2000, and 1999.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive
        Income for the Years Ended December 31, 2001, 2000, 1999.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Stockholders'
        Equity for the Years Ended December 31, 2001, 2000, and 1999.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999.

Chester Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial
        Statements December 31, 2001 and 2000.


(a)(2) Financial Statement Schedules.  Not applicable.

(a)(3) Exhibits

                                                                                 Reference to
                                                                                 Prior Filing or
Regulation S-K                                                                   Exhibit Number
Exhibit Number           Document                                                Attached Hereto
--------------           --------                                                ---------------

3.1                      Certificate of Incorporation of Chester Bancorp, Inc.          (1)
3.2                      Bylaws of Chester Bancorp.                                     (1)
10.1                     Employment Agreement with Michael W. Welge*                    10.1
10.2                     Employment Agreement with Edward K. Collins*                   10.2
10.3                     1997 Stock Option Plan*                                        (1)
10.4                     Management Recognition and Development Plan*                   (1)
10.5                     Employee Stock Ownership Plan and Trust Agreement*             (1)
10.6                     2000 Stock Option Plan*                                        (2)
13                       Annual Report to Stockholders for Fiscal Year Ended
                         December 31, 2001.                                             13
21                       Subsidiaries of Chester Bancorp, Inc.                          (1)
23.1                     Consent from McGladrey & Pullen, LLP                         23.1
                         Consent from KPMG, LLP
99                       Proxy Statement for the 2002 Annual meeting of the
                         Stockholders of Chester Bancorp, Inc.                          99


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

                                   Chester Bancorp, Inc.

March 22, 2002                     By /s/ Michael W. Welge
                                      -----------------------------------------
                                      Michael W. Welge,
                                      Chairman of the Board, President,
                                      Chief Financial Officer, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 22, 2002                     By /s/ Edward K. Collins
                                      -----------------------------------------
                                      Edward K. Collins,
                                      Treasurer, Secretary, and Director

March 22, 2002                     By /s/ Allen R. Verseman
                                      -----------------------------------------
                                      Allen R. Verseman,
                                      Director

March 22, 2002                     By /s/ Carl H. Welge
                                      -----------------------------------------
                                      Carl H. Welge,
                                      Director

March 22, 2002                     By /s/ Thomas E. Welch
                                      -----------------------------------------
                                      Thomas E. Welch, Jr.
                                      Director

March 22, 2002                     By /s/ John R. Beck
                                      -----------------------------------------
                                      John R. Beck, M.D.
                                      Director

March 22, 2002                     By /s/ James C. McDonald
                                      -----------------------------------------
                                      James C. McDonald,
                                      Director