Form 10-Q
period 2002-03-31
CHESTER BANCORP INC
filed 2002-05-13
CIK 1010838

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2002

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

                                 Yes [X]  No [  ]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 990,868 on May 1, 2002.

===============================================================================

                                    FORM 10-Q
                                      Index

                                                                                                     Page
                                                                                                    Number
PART I.     FINANCIAL INFORMATION
   Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets..........................................................        4

            Consolidated Statements of Income....................................................        5

            Consolidated Statement of Stockholders' Equity.......................................        6

            Consolidated Statements of Cash Flows................................................        7

            Consolidated Statements of Comprehensive Income......................................        9

            Notes to Unaudited Consolidated Financial Statements.................................       10

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................................       12

   Item 3. Quantitative and Qualitative Disclosures About Market Risks...........................       19

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................................       20

   Item 2.  Changes in Securities................................................................       20

   Item 3.  Defaults upon Senior Securities......................................................       20

   Item 4. Submission of Matters to a Vote
            of Securities Holders................................................................       20

   Item 5.  Other Information....................................................................       20

   Item 6.  Exhibits and Reports on Form 8-K.....................................................       20

Signature........................................................................................       21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001
                                   (Unaudited)

                                                                                March 31,      December 31,
                                    Assets                                        2002             2001
                                    ------                                      ---------      ------------
Cash                                                                         $     867,561    $     851,602
Interest-bearing deposits                                                        9,793,667        3,406,480
Federal funds sold                                                               5,585,000       16,760,000
                                                                             -------------    -------------
         Total cash and cash equivalents                                        16,246,228       21,018,082
Certificates of deposit                                                          6,000,000               --
Investment securities:
   Available for sale, at fair value (cost of $0 and $1,659,955 at                      --        1,632,477
      March 31, 2002 and December 31, 2001, respectively)
   Held to maturity, at cost (fair value of $40,302,604 and $35,273,053 at      39,759,734       34,572,352
      March 31, 2002 and December 31, 2001, respectively)
Nonmarketable securities                                                         3,589,600        3,547,000
Mortgage-backed securities:
   Available for sale, at fair value (cost of $0 and $500,338 at                        --          511,578
      March 31, 2002 and December 31, 2001, respectively)
   Held to maturity, at cost (fair value of $5,275,612 and $6,689,342 at         5,200,352        6,598,411
      March 31, 2002 and December 31, 2001, respectively)
Loans receivable, net of allowance for loan loss ($574,841                      38,260,881       41,097,027
      at March 31, 2002 and $590,590 at
      December 31, 2001, respectively)
Accrued interest receivable                                                        746,124          778,175
Office property and equipment, net                                               1,507,079        1,527,507
Other assets                                                                       576,042          478,689
                                                                             -------------    -------------
                                                                             $ 111,886,040    $ 111,761,298
                                                                             =============    =============
                     Liabilities and Stockholders' Equity

Deposits
        Non-interest bearing                                                 $   6,593,767    $   5,022,030
        Interest bearing                                                        84,561,257       86,391,754
Borrowed money                                                                   5,000,000        5,000,000
Accrued interest payable                                                            53,042           61,826
Advance payments by borrowers for taxes and insurance                              325,308          183,378
Accrued expenses and other liabilities                                             180,675          154,510
                                                                             -------------    -------------
         Total liabilities                                                      96,714,049       96,813,498
                                                                             -------------    -------------

Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125
       shares issued at March 31, 2002 and December 31, 2001                        21,821           21,821
   Additional paid-in capital                                                   21,281,136       21,268,104
   Retained earnings, substantially restricted                                  15,857,280       15,737,450
   Accumulated other comprehensive (loss)                                               --          (10,068)
   Unearned ESOP shares                                                         (1,414,380)      (1,428,120)
   Unearned restricted stock awards                                                (19,543)         (61,092)
   Treasury stock, at cost: 1,202,409 and 1,204,155 shares at
      March 31, 2002 and December 31, 2001, respectively                       (20,554,323)     (20,580,295)
                                                                             -------------    -------------
         Total stockholders' equity                                             15,171,991       14,947,800
                                                                             -------------    -------------
                                                                             $ 111,886,040    $ 111,761,298
                                                                             =============    =============

      See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                    Three Months Ended
                                                                    -----------------
                                                                         March 31,
                                                                         ---------
                                                                     2002        2001
                                                                     ----        ----
Interest income:
         Loans receivable                                        $  761,205   $  988,389
         Mortgage-backed securities                                  91,012      246,782
         Investments                                                536,058      573,962
         Interest-bearing deposits and federal funds sold            68,337      212,019
                                                                 ----------   ----------
                  Total interest income                           1,456,612    2,021,152
                                                                 ----------   ----------
Interest expense:
         Savings deposits                                           592,166    1,109,302
         Borrowed money                                              60,000       50,000
                                                                 ----------   ----------
                  Total interest expense                            652,166    1,159,302
                                                                 ----------   ----------
                  Net interest income                               804,446      861,850
Provision for loan losses                                                --           --
                                                                 ----------   ----------
         Net interest income after provision for loan losses        804,446      861,850
                                                                 ----------   ----------
Noninterest income:
         Late charges and other fees                                 49,084       41,370
         Gain on sale of investment securities, net                   7,571       10,652
         Gain on sale of mortgage-backed securities, net              3,851           --
         Other                                                        8,592        9,463
                                                                 ----------   ----------
                  Total noninterest income                           69,098       61,485
                                                                 ----------   ----------
Noninterest expense:
         Compensation and employee benefits                         317,992      319,216
         Occupancy                                                   72,643       74,063
         Data processing                                             40,256       38,338
         Professional fees                                           50,567       47,842
         Advertising                                                 11,528       12,772
         Federal deposit insurance premiums                           4,458        5,019
         Other                                                       77,536       79,841
                                                                 ----------   ----------
                  Total noninterest expense                         574,980      577,091
                                                                 ----------   ----------
                  Income before income tax expense                  298,564      346,244
Income tax expense                                                   51,550       99,481
                                                                 ----------   ----------
                  Net income                                     $  247,014   $  246,763
                                                                 ==========   ==========

Earnings per common share - basic                                $      .30   $      .22
                                                                 ==========   ==========
Earnings per common share - diluted                              $      .28   $      .21
                                                                 ==========   ==========


                See accompanying notes to unaudited consolidated
                             financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 2002
                                   (Unaudited)




                                                                                          Retained             Accumulated
                                               Common stock               Additional      earnings,               other
                                        -------------------------          paid-in      substantially        comprehensive
                                        Shares             Amount          capital       restricted           income (loss)
                                        ------             ------         ----------     ----------          --------------
Balance, December 31, 2001            2,182,125      $     21,821       $ 21,268,104      $ 15,737,450       $    (10,068)

Net income                                   --                --                 --           247,014                 --

Purchase of treasury stock                   --                --                 --                --                 --

Treasury stock issued for MRP                --                --                 --                --                 --

Stock options exercised                      --                --                 --            (1,528)                --

Amortization of restricted
  stock awards                               --                --                 --                --                 --

Amortization of ESOP awards                  --                --             13,032                --                 --

Dividends on common stock
  at $.15 per share                          --                --                 --          (125,656)                --

Change in accumulated
  other comprehensive
  income (loss)                              --                --                 --                --             10,068
                                   ------------      ------------       ------------      ------------       ------------

Balance, March 31, 2002               2,182,125      $     21,821       $ 21,281,136      $ 15,857,280       $         --
                                   ============      ============       ============      ============       ============

                                      Unearned        Unamortized                Treasury Stock                   Total
                                        ESOP           restricted            -----------------------          Stockholders'
                                       shares         stock awards           Shares           Amount             equity
                                       ------         ------------           ------           ------          -------------
Balance, December 31, 2001         $ (1,428,120)      $    (61,092)         1,204,155       $(20,580,295)      $ 14,947,800

Net income                                   --                 --                 --                 --            247,014

Purchase of treasury stock                   --                 --                 --                 --                 --

Treasury stock issued for MRP                --                 --                 --                 --                 --

Stock options exercised                      --                 --             (1,746)            25,972             24,444

Amortization of restricted
  stock awards                               --             41,549                 --                 --             41,549

Amortization of ESOP awards              13,740                 --                 --                 --             26,772

Dividends on common stock
  at $.15 per share                          --                 --                 --                 --           (125,656)

Change in accumulated
  other comprehensive
  income (loss)                              --                 --                 --                 --             10,068
                                   ------------       ------------       ------------       ------------       ------------

Balance, March 31, 2002            $ (1,414,380)      $    (19,543)         1,202,409       $(20,554,323)      $ 15,171,991
                                   ============       ============       ============       ============       ============



                See accompanying notes to unaudited consolidated
                             financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                         March 31,     March 31,
                                                                           2002          2001
                                                                         ---------     ---------
Cash flows from operating activities:
  Net income                                                          $    247,014    $    246,763
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                     20,428          40,387
        Deferred fees, discounts, and premiums                              19,474         (37,919)
        Stock plans                                                         92,765          76,778
      Provisions for deferred taxes                                         (7,583)             --
      Increase in accrued interest receivable                               32,051         375,026
      Increase (decrease) in accrued interest payable                       (8,784)         53,022
      Increase in income taxes, net                                         53,058          93,830
      (Gain) on sale of investment securities and
         nonmarketable securities, net                                      (7,571)        (10,652)
      (Gain) on sale of mortgage-backed securities, net                     (3,851)             --
      Dividend on FHLB Stock                                               (42,600)        (16,900)
      Net change in other assets and other liabilities                     (83,602)        (44,614)
                                                                      ------------    ------------

        Net cash provided by operating activities                          310,799         775,721
                                                                      ------------    ------------
Cash flows from investing activities:
  Investment securities:
   Available -for-sale:
       Purchases                                                                --      (2,500,000)
       Proceeds from sales                                               1,667,527       1,510,652
       Proceeds from calls and maturities                                       --       1,000,000
   Held-to-maturity:
       Purchases                                                       (11,285,000)     (8,695,000)
       Proceeds from maturities and paydowns                             6,082,000      16,080,431
  Mortgage-backed securities:
   Available-for-sale:
       Proceeds from sales                                                 435,101              --
       Proceeds from maturities and paydowns                                69,383         234,623
   Held-to-maturity:
       Purchases                                                                --        (997,672)
       Proceeds from maturities and paydowns                             1,393,530         838,056
Principal repayments on loans                                            3,827,848       3,337,347
Origination of loans                                                    (1,030,556)     (2,231,962)
Purchase of certificates of deposit                                     (6,000,000)             --
Proceeds from the maturity of certificates of deposit                           --       1,000,000
Proceeds from sales of real estate acquired through foreclosure                 --          99,573
Purchase of office properties and equipment                                     --         (69,623)
                                                                      ------------    ------------
        Net cash provided by (used in) investing activities             (4,840,167)      9,606,425
                                                                      ------------    ------------
Cash flows from financing activities:
  Increase (decrease) in savings deposits                                 (258,760)      1,708,136
  Proceeds from FHLB advances                                                   --       5,000,000
  Increase in advance payments by borrowers for taxes and insurance        141,930          36,048
  Purchase of treasury stock                                                    --        (259,625)
  Dividends paid                                                          (125,656)       (136,209)
                                                                      ------------    ------------
        Net cash provided by (used in) financing activities               (242,486)      6,348,350
                                                                      ------------    ------------
        Net increase (decrease) in cash and cash equivalents            (4,771,854)     16,730,496
Cash and cash equivalents, beginning of period                          21,018,082      11,688,354
                                                                      ------------    ------------
Cash and cash equivalents, end of period                              $ 16,246,228    $ 28,418,850
                                                                      ============    ============

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2002 and 2001
                                   (Continued)

                                                              March 31,   March 31,
                                                                 2002       2001
                                                              ---------   ---------
Supplemental information:
  Interest paid                                              $  660,950   $1,106,280
  Income taxes paid                                          $    6,075   $    5,651
Noncash investing and financing activities:
  Loans transferred to real estate acquired by foreclosure   $   39,232   $       --
  Interest credited to savings deposits                      $  400,810   $  816,463

                See accompanying notes to unaudited consolidated
                             financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)


                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                              2002          2001
                                              ----          ----
Net income                                  $247,014      $246,763

Other comprehensive income, net of tax
  Unrealized holding gain on
    securities available for sale           $  2,986      $ 63,293

Less adjustment for realized gains
   included in net income                   $  7,082      $  6,604
                                            --------      --------

   Total other comprehensive income         $ 10,068      $ 69,897
                                            --------      --------
Comprehensive income                        $257,082      $316,660
                                            ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                   Three Months Ended March 31, 2002 and 2001


(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002.

         Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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


         The computation of EPS for the three months ended March 31, 2002 and 2001 follows:

                                                  Three Months Ended
                                                      March 31,
                                                  ------------------

                                                 2002          2001
                                                 ----          ----
Basic EPS:
  Net income                                 $  247,014      $  246,763
                                             ==========      ==========
  Average common shares outstanding             836,973       1,137,669
                                             ==========      ==========
  Basic EPS                                  $     0.30      $     0.22
                                             ==========      ==========
Diluted EPS:
  Net income                                 $  247,014      $  246,763
                                             ==========      ==========
  Average common shares outstanding             836,973       1,137,669
  Dilutive potential due to stock plans          60,186          30,832
                                             ----------      ----------
Average number of common shares
  and dilutive potential common
   shares outstanding                           897,159       1,168,501
                                             ==========      ==========
Diluted EPS                                  $     0.28      $      .21
                                             ==========      ==========

(3)      Employee Stock Ownership Plan (ESOP)

         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 30 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $26,772 and $23,007 for the three months ended March 31, 2002 and 2001, respectively.


         The ESOP shares as of March 31, 2002 are as follows:

                  Allocated shares                         32,558
                  Committed to be released shares           1,374
                  Unreleased shares                       140,638
                                                       ----------
                      Total ESOP shares                   174,570
                                                       ==========
                  Fair value of unreleased shares      $2,777,601
                                                       ==========


(4)      Restricted Stock Awards

         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that 82,921 common shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account is amortized to compensation expense over the vesting period. Compensation expense was $41,549 for both the three months ended March 31, 2002 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                  The principal business of Chester Bancorp, Inc. and its subsidiaries (the Company) consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one-to four-family residences and to invest in securities of the U. S. government, mortgage-backed securities, and other securities. To a lesser extent, the Company engages in various forms of consumer lending. The Company's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans, mortgage-backed securities and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits, and FHLB advances.

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

FINANCIAL CONDITION

                  ASSETS. The Company's total assets increased by $125,000, or ..1%, to $111.9 million at March 31, 2002 from $111.8 million at December 31, 2001. Although the deposit base remained stable during the first quarter, the mix of interest earning assets was realigned in an effort to improve net interest income.

                  Loans receivable deceased $2.8 million, or 6.9%, to $38.3 million at March 31, 2002 from $41.1 million at December 31, 2001. The decrease in loans receivable resulted from a combined impact of decreased loan origination volume and an increase in principal repayments on loans receivable. During this period of record low interest rates and economic instability, management has decided to continue to focus on originating high quality loans. Management has also decided not to aggressively compete on rate terms with other lenders in the Banks' market area. As a result, the Company has experienced some constriction in the loan portfolio.

                  Mortgage-backed securities at March 31, 2002 were $5.2 million compared to $7.1 million at December 31, 2001. Investment securities, including nonmarketable equity securities, increased $3.6 million, or 9.0%, to $43.4 million at March 31, 2002, from $39.8 million at December 31, 2001. As a function of management's plan to re-align the mix of interest earning assets, proceeds from maturities, calls and sales of investment securities and mortgage-backed securities, along with principal repayments on loans and mortgage-backed securities, were re-invested in short-term, callable investment securities.

                  Cash, interest-bearing deposits, certificates of deposits, and federal funds sold, on a combined basis, increased $1.2 million, or 5.9%, to $22.2 million at March 31, 2002 from $21.0 million at December 31, 2001. The overall increase in cash, cash equivalents and certificates of deposit was a direct result of the re-alignment of interest earning assets. In addition, excess deposits in interest bearing accounts and federal funds sold were invested in higher yielding certificates of deposit.

                  LIABILITIES. Although total deposits decreased $259,000, or ..3% during the three months ended March 31, 2002, approximately $1.5 million in interest bearing deposits were transferred to non-interest bearing accounts by customers. Borrowed money was $5.0 million at March 31, 2002 and December 31, 2001.

                  Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee Corporation, (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. That relationship has provided as much as $25 million in funds on deposit, typically with short terms. At March 31, 2002 and December 31, 2001, the balance of funds on deposit with the Company was $22.1 million, and $21.8 million, respectively.


RESULTS OF OPERATIONS

                  The Company's operating results depend primarily on its level of net interest income, which is the difference between the interest income earned on its interest-earning assets (loans, mortgage-backed securities, investment securities, certificates of deposit and interest-bearing deposits) and the interest expense paid on its interest-bearing liabilities (deposits and borrowings). Operating results are also significantly affected by provisions for loan losses, noninterest income, and noninterest expense. Each of these factors is significantly affected not only by the Company's policies, but, to varying degrees, by general economic and competitive conditions and by policies of federal regulatory authorities.

                  NET INCOME. The Company's net income was $247,000 for both three month periods ended March 31, 2002 and March 31, 2001. Net income remained consistent for the three months ended March 31, 2002 and 2001 due to a decline in interest income, positively offset by a decline in interest expense, an increase in noninterest income and a decrease in income tax expense.

                  NET INTEREST INCOME. Net interest income totaled $804,000 for the three months ended March 31, 2002 compared to $862,000 for the three months ended March 31, 2001. The $57,000, or 6.7%, decrease in net interest income was the result of a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities of 111.9% for the three months ended March 31, 2002 compared to 116.1% for the three months ended March 31, 2001. The decrease was positively offset by an increase in the Company's interest rate spread to 2.89% for the three months ended March 31, 2002 from 2.43% for the three months ended March 31, 2001.

                  INTEREST INCOME. Interest income on loans receivable decreased $227,000, or 23.0%, for the three months ended March 31, 2002. The decrease in interest income on loans receivable was the result of a $7.7 million, or 16.3%, decrease in the average balance of loans receivable, coupled with a decline in the average yield on loans receivable to 7.72% for the three months ended March 31, 2002 from 8.39% for the three months ended March 31, 2001.

                  Interest income on mortgage-backed securities decreased $156,000, or 63.1%, for the three months ended March 31, 2002. The decrease in interest income on mortgage-backed securities was the result of a $9.6 million, or 60.6%, decrease in the average balance of mortgage-backed securities, combined with a 40 basis point decrease in the average yield on mortgage-backed securities. The funds received from the repayments of mortgage-backed securities were invested into short-term interest bearing deposits.

                  Interest earned on investment securities was $536,000 for the three months ended March 31, 2002, compared to $574,000 for the three months ended March 31, 2001. The $38,000, or 6.6% decrease in interest income on investment securities was the result of a decrease in the average yield on investment securities to 5.67% for the three months ended March 31, 2002 from 6.55% for the three months ended March 31, 2001, positively offset by an increase in the average balance of investment securities of $3.2 million, or 8.5% for the three months ended March 31, 2002.

                  Interest income on interest-bearing deposits decreased $144,000, or 67.8%, during the three months ended March 31, 2002. The decrease primarily resulted from a decrease in the average yield on interest-bearing deposits to 1.39% for the three months ended March 31, 2002 from 4.95% for the three months ended March 31, 2001.

                  INTEREST EXPENSE. Interest expense on savings deposits decreased $517,000, or 46.6%, to $592,000 for the three months ended March 31, 2002 from $1.1 million for the three months ended March 31, 2001. The decrease in interest expense was the result of a $7.4 million, or 7.6%, decrease in the average balance of deposits, combined with a decrease in the average cost of deposits to 2.64% for the three months ended March 31, 2002 from 4.58% for the three months ended March 31, 2001.

                  Interest expense on borrowed money increased $10,000 for the three months ended March 31, 2002. The increase in interest expense on borrowed money was the result of an $833,000, or 20.0% increase in the average balance of FHLB advances for the three months ended March 31, 2002.

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

                  During the quarters ended March 31, 2002 and 2001, the provision for loan losses was zero as no significant problem loans were identified and the allowance for loan losses was deemed by management to be adequate.

                  The Company's allowance for loan losses was $575,000, or 1.5%, of loans outstanding at March 31, 2002 compared to $591,000, or 1.4%, of loans outstanding at December 31, 2001. The Company's level of net loans charged-off during the three months ended March 31, 2002 was $16,000, which represents a minimal percentage of average loans outstanding. Based on current levels of the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at March 31, 2002. At March 31, 2002, loans 90 days or more delinquent totaled $83,000, or .22% of net loans receivable, compared to $129,000, or .31% of net loans receivable at December 31, 2001, and $264,000, or ..57% of net loans receivable at March 31, 2001.

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

                  NONINTEREST INCOME. Noninterest income was $69,000 for the three months ended March 31, 2002, compared to $61,000 for the three months ended March 31, 2001. The increase in noninterest income for the three months ended March 31, 2002 was mainly attributable to an $8,000 increase in fee income.

                  NONINTEREST EXPENSE. Noninterest expense decreased $2,000, or ..4%, for the three months ended March 31, 2002. The decrease in noninterest expense for the three months ended March 31, 2002 resulted from a $2,000 increase in data processing expense, and a $3,000 increase in professional fees, partially offset by a $1,000 decrease in occupancy expense, and a $2,000 decrease in other expense. Each of these fluctuations is the result of normal operating procedures.

                  INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2002 was $52,000 compared to $99,000 for the three months ended March 31, 2001. The Company's effective tax rate for the three months ended March 31, 2002 was 17.3% compared to 28.7% for the three months ended March 31, 2001. The effective tax rate for each period was below the statutory rate of 34% due to the Company's investment in tax-exempt securities. The Company recorded an adjustment of $26,000 to income tax expense during the first quarter 2002. This adjustment was the result of a reevaluation of estimated tax expense in conjunction with the year-end tax return. Before the effect of this transaction, the effective tax rate for the three month period ending March 31, 2002 would have been 26.0%.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary sources of funds consist of deposits, federal funds purchased, FHLB advances, repayments and prepayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit base. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest in other interest-bearing assets, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the remainder of 2002.

                  A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At March 31, 2002, cash and cash equivalents, including certificates of deposits, totaled $22.2 million.

                  The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the three months ended March 31, 2002, purchases of investment securities and mortgaged-backed securities totaled $11.3 million while loan originations totaled $1.0 million. These investments were funded primarily from loan and mortgage-backed security repayments of $5.7 million and investment securities and sales, calls and maturities of $7.7 million.

                  Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow by purchasing federal funds or borrow funds from the Federal Home Loan Bank (FHLB). At March 31, 2002, the Company had $5.0 million in outstanding advances from the FHLB.

                  At March 31, 2002, the Company exceeded all of its regulatory capital requirements. The Company and the Company's subsidiary banks actual and required capital amounts and ratios as of March 31, 2002 are as follows:

                                                                                              For capital
                                                                        Actual             adequacy purposes
                                                             ----------------------------- ------------------
(Dollars in thousands)                                       Amount          Ratio         Amount      Ratio
-----------------------------------------------------------  --------------- ------------- ----------- ------
Total capital
  (to risk-weighted assets):
       Company                                               $15,683         38.3%         3,273       8.00%
       Chester National Bank                                 $11,932         33.0%         2,890       8.00%
       Chester National Bank of Missouri                     $ 3,641         77.6%           375       8.00%
Tier 1 capital
  (to risk-weighted assets):
       Company                                               $15,172         37.1%         1,637       4.00%
       Chester National Bank                                 $11,480         31.8%         1,445       4.00%
       Chester National Bank of Missouri                     $ 3,582         76.3%           188       4.00%
Tier 1 capital
  (to average assets):
       Company                                               $15,172         13.7%         4,426       4.00%
       Chester National Bank                                 $11,480         11.5%         3,996       4.00%
       Chester National Bank of Missouri                     $ 3,582         34.4%           416       4.00%


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

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                            At March 31,    At December 31,
                                                            ------------    ---------------
                                                                2002              2001
                                                                ----              ----
                                                                (Dollars in Thousands)
                                                            -------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate
         Residential real estate                                 $ 79           $124
         Commercial                                                --             --
         Consumer                                                   4              5
                                                                 ----           ----
               Total                                               83            129
                                                                 ----           ----

Accruing loans which are contractually past due 90 days
or more:
         Residential real estate                                   --             --
         Commercial                                                --             --
         Consumer                                                  --             --
                                                                 ----           ----
                Total                                              --             --
                                                                 ----           ----
Total non-performing loans                                         83            129

Real estate acquired by foreclosure, net                           59             20
                                                                 ----           ----
         Total non-performing assets                             $142           $148
                                                                 ====           ====


         Total non-performing loans to net loans                   0.22%          0.31%
                                                                 ======         ======
         Total allowance for loan losses to
            non-performing loans                                 692.77%        458.69%
                                                                 ======         ======
          Total non-performing assets to total assets              0.13%          0.13%
                                                                 ======         ======

                     Chester Bancorp, Inc., and Subsidiaries
                          Three Months Ended March 31,


                                                       2002                            2001
                                           ----------------------------    -----------------------------
                                                                Average                          Average
                                           Average               Yield/    Average                Yield/
                                           Balance   Interest     Cost     Balance     Interest    Cost
                                           -------   --------   -------    -------     --------  -------
                                                             (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                   $ 39,427    $  761      7.72%   $  47,082    $   988    8.39%
  Investments, net  (1)                     40,576       575      5.67%      37,412        613    6.55%
  Mortgage-backed securities, net            6,256        91      5.82%      15,887        247    6.22%
  Interest-bearing deposits                 19,628        68      1.39%      17,125        212    4.95%
                                          --------    ------  ---------   ---------    -------  -------
    Total interest-earning assets          105,887     1,495      5.65%     117,506      2,060    7.01%
                                                      ------  ---------                -------  -------
Noninterest-earning assets                   4,762                            4,969
                                          --------                        ---------
    Total assets                          $110,649                        $ 122,475
                                          ========                        =========
Interest-bearing liabilities:
  Deposits                                $ 89,659       592      2.64%   $  97,045      1,110    4.58%
  Federal funds purchased                        0         0      0.00%           0          0    0.00%
  Other borrowings                               0         0      0.00%           0          0    0.00%
  FHLB advances                              5,000        60      4.80%       4,167         50    4.80%
                                          --------    ------  ---------   ---------    -------  -------
    Total interest-bearing liabilities      94,659       652      2.76%     101,212      1,160    4.58%
                                                      ------  ---------                -------  -------
Noninterest-bearing liabilities                967                            1,435
                                          --------                        ---------
    Total liabilities                       95,626                          102,647
Retained earnings                           15,023                           19,828
                                          --------                        ---------
    Total liabilities and retained
       earnings                           $110,649                        $ 122,475
                                          ========                        =========
Net interest income                                   $  843                           $   900
                                                      ======                           =======
Interest rate spread                                              2.89%                           2.43%
                                                              =========                         =======
Net interest margin                                               3.18%                           3.06%
                                                              =========                         =======
Ratio of average interest-earning
  assets  to average interest-bearing
  liabilities                                                   111.86%                         116.10%
                                                              =========                         =======

(1) Tax exempt state and municipal securities are presented on a tax equivalent basis.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         There has been no material change to the market risk position of the Company from the end of the last fiscal year on December 31, 2001.

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

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

     On March 1, 2002, the Company solicited proxies for the annual meeting of stockholders of the Company held on April 5, 2002. The only matter submitted to, and approved by, stockholders is listed below, as is a tabulation of voting.

(1) The following persons nominated as Directors were re-elected:

        Michael W. Welge      For 838,817    Against 2,660
        Edward K. Collins     For 837,744    Against 3,732

Other directors continuing in office are as follows: John R. Beck, M.D., James
C. McDonald, Allen R. Verseman, Thomas E. Welch, Jr. and Carl H. Welge.

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

                                 Chester Bancorp, Inc.

                                 By: /s/ Michael W. Welge
                                     ------------------------------------------
                                     Michael W. Welge
                                     Chairman of the Board, President and Chief
                                                 Financial Officer
                                             (Duly Authorized Officer)
Dated:  May 13, 2002