Form 10-Q
period 2002-06-30
CHESTER BANCORP INC
filed 2002-08-09
CIK 1010838

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                        Commission file number: 000-21167

                                   ----------

                              Chester Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

                                   ----------

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

                                 Yes [X] No [ ]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 897,668 on August 5, 2002.

================================================================================

                                    FORM 10-Q
                                      Index

                                                                                                       Page
                                                                                                     Number

PART I.     FINANCIAL INFORMATION
   Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets..........................................................        4

            Consolidated Statements of Income....................................................        5

            Consolidated Statement of Stockholders' Equity.......................................        7

            Consolidated Statements of Cash Flows................................................        8

            Consolidated Statements of Comprehensive Income......................................       10

            Notes to Unaudited Consolidated Financial Statements.................................       11

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......................................       13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risks..........................       22

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................................       23

   Item 2.  Changes in Securities................................................................       23

   Item 3.  Defaults upon Senior Securities......................................................       23

   Item 4.  Submission of Matters to a Vote
             of Securities Holders...............................................................       23

   Item 5.  Other Information....................................................................       23

   Item 6.  Exhibits and Reports on Form 8-K.....................................................       23

Signature........................................................................................       24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001
                                   (Unaudited)

                                                                                     June 30,          December 31,
                                    Assets                                             2002                2001
                                    ------                                        --------------      --------------

Cash                                                                              $    1,170,264      $      851,602
Interest-bearing deposits                                                              8,280,635           3,406,480
Federal funds sold                                                                    12,300,000          16,760,000
                                                                                  --------------      --------------
         Total cash and cash equivalents                                              21,750,899          21,018,082
Certificates of deposit                                                                3,500,000                  --
Investment securities:
   Available for sale, at fair value (cost of $900,000 and $1,659,955 at
      June 30, 2002 and December 31, 2001, respectively)                                 902,029           1,632,477
   Held to maturity, at cost (fair value of $36,587,305 and $35,273,053 at
      June 30, 2002 and December 31, 2001, respectively)                              35,852,479          34,572,352
Nonmarketable securities                                                               3,626,300           3,547,000
Mortgage-backed securities:
   Available for sale, at fair value (cost of $0 and $500,338 at
      June 30, 2002 and December 31, 2001, respectively)                                      --             511,578
   Held to maturity, at cost (fair value of $4,568,676 and $6,689,342 at
      June 30, 2002 and December 31, 2001, respectively)                               4,426,460           6,598,411
Loans receivable, net of allowance for loan loss ($576,248 at
      June 30, 2002 and $590,590 at December 31, 2001, respectively)                  37,318,861          41,097,027
Accrued interest receivable                                                              897,543             778,175
Office property and equipment, net                                                     1,478,852           1,527,507
Other assets                                                                             518,479             478,689
                                                                                  --------------      --------------
                                                                                  $  110,271,902      $  111,761,298
                                                                                  ==============      ==============
                     Liabilities and Stockholders' Equity
                     ------------------------------------

Deposits
        Non-interest bearing                                                      $    3,914,814      $    5,022,030
        Interest bearing                                                              85,384,512          86,391,754
Borrowed money                                                                         5,000,000           5,000,000
Accrued interest payable                                                                  49,929              61,826
Advance payments by borrowers for taxes and insurance                                    448,588             183,378
Accrued expenses and other liabilities                                                   154,984             154,510
                                                                                  --------------      --------------
         Total liabilities                                                            94,952,827          96,813,498
                                                                                  --------------      --------------

Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125
      shares issued at June 30, 2002 and December 31, 2001                                21,821              21,821
   Additional paid-in capital                                                         21,127,843          21,268,104
   Retained earnings, substantially restricted                                        15,960,180          15,737,450
   Accumulated other comprehensive income (loss)                                           1,258             (10,068)
   Unearned ESOP shares                                                               (1,400,640)         (1,428,120)
   Unearned restricted stock awards                                                           --             (61,092)
   Treasury stock, at cost: 1,191,257 and 1,204,155 shares at
      June 30, 2002 and December 31, 2001, respectively                              (20,391,387)        (20,580,295)
                                                                                  --------------      --------------
         Total stockholders' equity                                                   15,319,075          14,947,800
                                                                                  --------------      --------------
                                                                                  $  110,271,902      $  111,761,298
                                                                                  ==============      ==============


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                    Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 June 30,
                                                                       -----------------------------
                                                                           2002             2001
                                                                       ------------     ------------
Interest income:
         Loans receivable                                              $    723,468     $    933,728
         Mortgage-backed securities                                          64,665          212,452
         Investments                                                        578,463          587,763
         Interest-bearing deposits and federal funds sold                    72,575          211,195
                                                                       ------------     ------------
                  Total interest income                                   1,439,171        1,945,138
                                                                       ------------     ------------
Interest expense:
         Savings deposits                                                   555,508        1,019,745
         Borrowed money                                                      60,667           60,667
                                                                       ------------     ------------
                  Total interest expense                                    616,175        1,080,412
                                                                       ------------     ------------
                  Net interest income                                       822,996          864,726
Provision for loan losses                                                        --               --
                                                                       ------------     ------------
         Net interest income after provision for loan losses                822,996          864,726
                                                                       ------------     ------------
Noninterest income:
         Late charges and other fees                                         47,523           47,269
         Gain on sale of mortgage-backed securities, net                         --            8,618
         Other                                                               14,031           42,296
                                                                       ------------     ------------
                  Total noninterest income                                   61,554           98,183
                                                                       ------------     ------------
Noninterest expense:
         Compensation and employee benefits                                 305,436          317,718
         Occupancy                                                           66,471           71,320
         Data processing                                                     36,038           35,494
         Professional fees                                                   49,489           54,102
         Advertising                                                         11,528           12,772
         Federal deposit insurance premiums                                   3,943            4,596
         Other                                                               85,386           81,017
                                                                       ------------     ------------
                  Total noninterest expense                                 558,291          577,019
                                                                       ------------     ------------
                  Income before income tax expense                          326,259          385,890
Income tax expense                                                           85,624          106,060
                                                                       ------------     ------------
                  Net income                                           $    240,635     $    279,830
                                                                       ============     ============

Earnings per common share - basic                                      $        .29     $        .25
                                                                       ============     ============
Earnings per common share - diluted                                    $        .27     $        .24
                                                                       ============     ============


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                 June 30,
                                                                       -----------------------------
                                                                           2002             2001
                                                                       ------------     ------------
Interest income:
         Loans receivable                                              $  1,484,673     $  1,922,117
         Mortgage-backed securities                                         155,677          459,234
         Investments                                                      1,114,521        1,161,725
         Interest-bearing deposits and federal funds sold                   140,912          423,214
                                                                       ------------     ------------
                  Total interest income                                   2,895,783        3,966,290
                                                                       ------------     ------------
Interest expense:
         Savings deposits                                                 1,147,674        2,129,047
         Borrowed money                                                     120,667          110,667
                                                                       ------------     ------------
                  Total interest expense                                  1,268,341        2,239,714
                                                                       ------------     ------------
                  Net interest income                                     1,627,442        1,726,576
Provision for loan losses                                                        --               --
                                                                       ------------     ------------
         Net interest income after provision for loan losses              1,627,442        1,726,576
                                                                       ------------     ------------
Noninterest income:
         Late charges and other fees                                         96,608           88,639
         Gain on sale of investment securities, net                           7,571           10,652
         Gain on sale of mortgage-backed securities, net                      3,851            8,618
         Other                                                               22,622           51,759
                                                                       ------------     ------------
                  Total noninterest income                                  130,652          159,668
                                                                       ------------     ------------
Noninterest expense:
         Compensation and employee benefits                                 623,428          636,934
         Occupancy                                                          139,114          145,383
         Data processing                                                     76,294           73,832
         Professional fees                                                  100,056          101,943
         Advertising                                                         23,056           25,544
         Federal deposit insurance premiums                                   8,401            9,615
         Other                                                              162,922          160,859
                                                                       ------------     ------------
                  Total noninterest expense                               1,133,271        1,154,110
                                                                       ------------     ------------
                  Income before income tax expense                          624,823          732,134
Income tax expense                                                          137,174          205,541
                                                                       ------------     ------------
                  Net income                                           $    487,649     $    526,593
                                                                       ============     ============

Earnings per common share - basic                                      $        .58     $        .46
                                                                       ============     ============
Earnings per common share - diluted                                    $        .54     $        .45
                                                                       ============     ============


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 2002
                                   (Unaudited)

                                                                                       Retained        Accumulated
                                             Common stock             Additional       earnings,         other
                                     ----------------------------      paid-in       substantially    comprehensive
                                        Shares          Amount         capital         restricted     income (loss)
                                     ------------    ------------    ------------    -------------    -------------

Balance, December 31, 2001              2,182,125    $     21,821    $ 21,268,104     $ 15,737,450     $    (10,068)

Net income                                     --              --              --          487,649               --

Purchase of treasury stock                     --              --              --               --               --

Treasury stock issued for MRP                  --              --        (166,516)         (10,407)              --

Stock options exercised                        --              --              --           (1,528)              --

Amortization of restricted
stock awards                                   --              --              --               --               --

Amortization of ESOP awards                    --              --          26,255               --               --

Dividends on common stock
   at $.30 per share                           --              --              --         (252,984)              --
Change in accumulated other
   comprehensive income (loss)                 --              --              --               --           11,326
                                     ------------    ------------    ------------     ------------     ------------

Balance, June 30, 2002                  2,182,125    $     21,821    $ 21,127,843     $ 15,960,180     $      1,258
                                     ============    ============    ============     ============     ============


                                      Unearned        Unamortized             Treasury Stock                Total
                                         ESOP          restricted      -----------------------------     Stockholders'
                                        shares        stock awards        Shares           Amount           equity
                                     ------------     ------------     ------------     ------------     ------------

Balance, December 31, 2001           $ (1,428,120)    $    (61,092)       1,204,155     $(20,580,295)    $ 14,947,800

Net income                                     --               --               --               --          487,649

Purchase of treasury stock                     --               --              742          (13,987)         (13,987)

Treasury stock issued for MRP                  --               --          (11,894)         176,923               --

Stock options exercised                        --               --           (1,746)          25,972           24,444

Amortization of restricted
stock awards                                   --           61,092               --               --           61,092

Amortization of ESOP awards                27,480               --               --               --           53,735

Dividends on common stock
   at $.30 per share                           --               --               --               --         (252,984)
Change in accumulated other
   comprehensive income (loss)                 --               --               --               --           11,326
                                     ------------     ------------     ------------     ------------     ------------

Balance, June 30, 2002               $ (1,400,640)    $         --        1,191,257     $(20,391,387)    $ 15,319,075
                                     ============     ============     ============     ============     ============


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                           June 30,          June 30,
                                                                                             2002              2001
                                                                                         ------------      ------------

Cash flows from operating activities:
  Net income                                                                             $    487,649      $    526,593
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                                        71,111            80,774
        Deferred fees, discounts, and premiums                                                 39,575           (77,263)
        Stock plans                                                                           139,271           141,334
      Provisions for deferred taxes                                                            (7,583)               --
      Increase (decrease) in accrued interest receivable                                     (119,368)          167,699
      Decrease in accrued interest payable                                                    (11,897)          (70,949)
      Increase in income taxes, net                                                            66,016            12,093
      (Gain) on sale of investment securities and nonmarketable securities, net                (7,571)          (10,652)
      (Gain) on sale of mortgage-backed securities, net                                        (3,851)           (8,618)
      Dividend on FHLB Stock                                                                  (79,300)          (31,700)
      Net change in other assets and other liabilities                                       (110,022)           63,720
                                                                                         ------------      ------------
        Net cash provided by operating activities                                             464,030           793,031
                                                                                         ------------      ------------
Cash flows from investing activities:
  Investment securities:
   Available-for-sale:
       Purchases                                                                             (900,000)       (4,096,486)
       Proceeds from sales                                                                  1,667,527         1,510,652
       Proceeds from calls and maturities                                                          --         1,000,000
   Held-to-maturity:
       Purchases                                                                          (17,785,000)      (20,035,000)
       Proceeds from maturities and paydowns                                               16,479,000        17,778,430
  Nonmarketable equity securities:
       Purchases                                                                                   --        (2,000,000)
  Mortgage-backed securities:
   Available-for-sale:
       Proceeds from sales                                                                    435,101         1,410,369
       Proceeds from maturities and paydowns                                                   69,383           577,376
   Held-to-maturity:
       Purchases                                                                                   --          (997,672)
       Proceeds from maturities and paydowns                                                2,157,432         2,386,798
Principal repayments on loans                                                               5,910,561         7,021,828
Origination of loans                                                                       (2,171,105)       (5,032,262)
Purchase of certificates of deposit                                                        (6,000,000)               --
Proceeds from the maturity of certificates of deposit                                       2,500,000         1,000,000
Proceeds from sales of real estate acquired through foreclosure                                44,563                --
Purchase of office properties and equipment                                                   (22,456)         (105,931)
                                                                                         ------------      ------------
        Net cash provided by investing activities                                           2,385,006           418,102
                                                                                         ------------      ------------
Cash flows from financing activities:
  Decrease in savings deposits                                                             (2,114,458)       (1,214,359)
  Proceeds from FHLB advances                                                                      --         5,000,000
  Increase in advance payments by borrowers for taxes and insurance                           265,210           161,268
  Purchase of treasury stock                                                                  (13,987)         (490,825)
  Dividends paid                                                                             (252,984)         (284,629)
                                                                                         ------------      ------------
        Net cash provided by (used in) financing activities                                (2,116,219)        3,171,455
                                                                                         ------------      ------------
        Net increase in cash and cash equivalents                                             732,817         4,382,588
Cash and cash equivalents, beginning of period                                             21,018,082        11,688,354
                                                                                         ------------      ------------
Cash and cash equivalents, end of period                                                 $ 21,750,899      $ 16,070,942
                                                                                         ============      ============

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2002 and 2001
                                   (Continued)

                                                                         June 30,         June 30,
                                                                           2002             2001
                                                                       ------------     ------------
Supplemental information:
  Interest paid                                                        $  1,280,239     $  2,310,662
  Income taxes paid                                                    $     98,395     $    184,051
Noncash investing and financing activities:
  Loans transferred to real estate acquired by foreclosure             $     39,232     $         --
  Interest credited to savings deposits                                $    814,935     $  1,414,156

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)


                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                 -----------------------------      -----------------------------

                                                     2002             2001              2002             2001
                                                 ------------     ------------      ------------     ------------

Net income                                       $    240,635     $    279,830      $    487,649     $    526,593

Other comprehensive income, net of tax
  Unrealized holding gain (loss) on
    securities available for sale                $      1,258     $    (21,416)     $      4,244     $     41,877

Less adjustment for realized gains
   included in net income                        $         --     $      5,343      $      7,082     $     11,947
                                                 ------------     ------------      ------------     ------------

   Total other comprehensive income (loss)       $      1,258     $    (16,073)     $     11,326     $     53,824
                                                 ------------     ------------      ------------     ------------
Comprehensive income                             $    241,893     $    263,757      $    498,975     $    580,417
                                                 ============     ============      ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated financial statements as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001.

         Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

         The computation of EPS for the three and six months ended June 30, 2002 and 2001 follows:

                                                          Three Months Ended                Six Months Ended
                                                              June 30,                          June 30,
                                                    -----------------------------     -----------------------------

                                                        2002             2001             2002             2001
                                                    ------------     ------------     ------------     ------------

Basic EPS:
  Net income                                        $    240,635     $    279,830     $    487,649     $    526,593
                                                    ============     ============     ============     ============
  Average common shares outstanding                      839,602        1,123,217          838,478        1,133,513
                                                    ------------     ------------     ------------     ------------
  Basic EPS                                         $       0.29     $       0.25     $        .58     $        .46
                                                    ============     ============     ============     ============
Diluted EPS:
  Net income                                        $    240,635     $    279,830     $    487,649     $    526,593
                                                    ============     ============     ============     ============
  Average common shares outstanding                      839,602        1,123,217          838,478        1,133,513
  Dilutive potential due to stock plans                   62,524           32,660           61,303           30,991
                                                    ------------     ------------     ------------     ------------
Average number of common shares and dilutive
   potential common shares outstanding                   902,126        1,155,877          899,781        1,164,504
                                                    ------------     ------------     ------------     ------------
Diluted EPS                                         $       0.27     $        .24     $        .54     $        .45
                                                    ============     ============     ============     ============

(3)      Employee Stock Ownership Plan (ESOP)

         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over 30 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $53,735 and $46,014 for the six months ended June 30, 2002 and 2001, respectively.

         The ESOP shares as of June 30, 2002 are as follows:

         Allocated shares                                       32,558
         Committed to be released shares                         2,748
         Unreleased shares                                     139,264
                                                          ------------
             Total ESOP shares                                 174,570
                                                          ============
         Fair value of unreleased shares                  $  2,924,544
                                                          ============

(4)      Restricted Stock Awards

         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that 82,921 common shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account is amortized to compensation expense over the vesting period. Compensation expense was $61,092 and $83,098 for the six months ended June 30, 2002 and 2001, respectively.

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

FINANCIAL CONDITION

                  ASSETS. The Company's total assets decreased by $1.5 million, or 1.3%, to $110.3 million at June 30, 2002 from $111.8 million at December 31, 2001. The decrease in the Company's asset size was mainly attributable to a $2.1, or 2.3%, decrease in savings deposits.

                  Loans receivable deceased $3.8 million, or 9.2%, to $37.3 million at June 30, 2002 from $41.1 million at December 31, 2001. The decrease in loans receivable resulted from a combined impact of decreased loan origination volume and an increase in principal repayments on loans receivable. During this period of record low interest rates and economic instability, management has decided to continue to focus on originating high quality loans. Management has also decided not to aggressively compete on rate terms with other lenders in the Banks' market area. As a result, the Company has experienced some constriction in the loan portfolio.

                  Mortgage-backed securities at June 30, 2002 were $4.4 million compared to $7.1 million at December 31, 2001. Investment securities, including nonmarketable equity securities, increased $629,000, or 1.6%, to $40.4 million at June 30, 2002, from $39.8 million at December 31, 2001. As a function of management's plan to re-align the mix of interest earning assets, proceeds from maturities, calls and sales of investment securities and mortgage-backed securities, along with principal repayments on loans and mortgage-backed securities, were re-invested in short-term, callable investment securities.

                  Cash, interest-bearing deposits, certificates of deposits, and federal funds sold, on a combined basis, increased $4.2 million, or 20.1%, to $25.3 million at June 30, 2002 from $21.0 million at December 31, 2001. The overall increase in cash, cash equivalents and certificates of deposit was a direct result of the re-alignment of interest earning assets. In addition, excess deposits in interest bearing accounts and federal funds sold were invested in higher yielding certificates of deposit.

                  LIABILITIES. Savings deposits decreased $2.1 million, or 2.3%, during the six months ended June 30, 2002. Borrowed money was $5.0 million at June 30, 2002 and December 31, 2001.

                  Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee Corporation, (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. That relationship has provided as much as $25 million in funds on deposit, typically with short terms. At June 30, 2002 and December 31, 2001, the balance of funds on deposit with the Company was $20.4 million, and $21.8 million, respectively.

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

                  NET INCOME. The Company's net income for the three and six months ended June 30, 2002 was $240,635 and $487,649, respectively, compared to $279,830 and $526,593 for the three and six months ended June 30, 2001, respectively. The $39,000 decrease in net income for the three and six months ended June 30, 2002, respectively, was the result of a decline in net interest income, positively offset by a decline in interest expense, a decrease in noninterest expense and a decrease in income tax expense.

                  NET INTEREST INCOME. Net interest income totaled $823,000 for the three months ended June 30, 2002 compared to $865,000 for the three months ended June 30, 2001. The $42,000, or 4.8%, decrease in net interest income was the result of a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities of 112.7% for the three months ended June 30, 2002 compared to 116.5% for the three months ended June 30, 2001. The decrease was positively offset by an increase in the Company's interest rate spread to 2.95% for the three months ended June 30, 2002 from 2.45% for the three months ended June 30, 2001.

                  Net interest income totaled $1.6 million for the six months ended June 30, 2002 compared to $1.7 million for the six months ended June 30, 2001. The $99,000, or 5.7%, decrease in net interest income was the result of a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities of 112.3% for the six months ended June 30, 2002 compared to 116.3% for the six months ended June 30, 2001. The decrease was positively offset by an increase in the Company's interest rate spread to 2.93% for the six months ended June 30, 2002 from 2.44% for the six months ended June 30, 2001.

                  INTEREST INCOME. Interest income on loans receivable decreased $210,000, or 22.5%, for the three months ended June 30, 2002. The decrease in interest income on loans receivable was the result of a $8.2 million, or 17.9%, decrease in the average balance of loans receivable, coupled with a decline in the average yield on loans receivable to 7.69% for the three months ended June 30, 2002 from 8.15% for the three months ended June 30, 2001.

                  Interest income on loans receivable decreased $437,000, or 22.8%, for the six months ended June 30, 2002. The decrease in interest income on loans receivable was the result of a $7.9 million, or 17.1%, decrease in the average balance of loans receivable for the six months ended June 30, 2002. The average yield on loans receivable was 7.71% and 8.28% for the six months ended June 30, 2002 and June 30, 2001, respectively.

                  Interest income on mortgage-backed securities decreased $148,000, or 69.6%, for the quarter and decreased $304,000, or 66.1%, for the six months ended June 30, 2002. The decrease in interest income on mortgage-backed securities for the three months ended June 30, 2002 was the result of a $9.1 million, or 65.3%, decrease in the average balance of mortgage-backed securities, combined with a 73 basis point decrease in the average yield on mortgage-backed securities. The decrease in interest income on mortgage-backed securities for the six months ended June 30, 2002 was the result of a $9.4, or 62.8%, decrease in the average balance of mortgage-backed securities, combined with a decrease in the average yield to 5.62% for the six months ended June 30, 2002 from 6.16% for the six months ended June 30, 2001. Management invested the funds received from the repayments of mortgage-backed securities into short-term, interest-bearing deposits.

                  Interest earned on investment securities was $578,000 for the three months ended June 30, 2002, compared to $588,000 for the three months ended June 30, 2001. The $9,300, or 1.6% decrease in interest income on investment securities was the result of a decrease in the average yield on investment securities to 5.52% for the three months ended June 30, 2002 from 6.48% for the three months ended June 30, 2001, positively offset by an increase in the average balance of investment securities of $5.9 million, or 15.2% for the three months ended June 30, 2002.

                  Interest earned on investment securities was $1.1 million for the six months ended June 30, 2002 compared to $1.2 million for the six months ended June 30, 2001. The $47,000, or 4.1% decrease on investment securities was the result of a 93 basis point decline in the average yield on investment securities, positively offset by a $4.5 million, or 11.9%, increase in the average balance of investment securities for the six months ended June 30, 2002.

                  Interest income on interest-bearing deposits decreased $139,000, or 65.6%, during the three months ended June 30, 2002. The decrease primarily resulted from a decrease in the average yield on interest-bearing deposits to 1.56% for the three months ended June 30, 2002 from 4.17% for the three months ended June 30, 2001, combined with a $1.5 million, or 7.5%, decrease in the average balance of interest-bearing deposits.

                  Interest income on interest-bearing deposits decreased $282,000, or 66.7%, during the six months ended June 30, 2002. The decrease was the result of a decrease in the average yield on interest-bearing deposits to 1.47% for the six months ended June 30, 2002 from 4.53% for the six months ended June 30, 2001.

                  INTEREST EXPENSE. Interest expense on savings deposits decreased $464,000, or 45.5%, to $556,000 for the three months ended June 30, 2002 from $1.0 million for the three months ended June 30, 2001. The decrease in interest expense was the result of an $8.1 million, or 8.4%, decrease in the average balance of deposits, combined with a decrease in the average cost of deposits to 2.50% for the three months ended June 30, 2002 from 4.21% for the three months ended June 30, 2001.

                  Interest expense on savings deposits decreased $981,000, or 46.1%, to $1.1 million for the six months ended June 30, 2002 from $2.1 million for the six months ended June 30, 2001. The decrease in interest expense on savings deposits was the result of a $7.7 million, or 8.0%, decrease in the average balance of deposits. The average cost of deposits decreased between the two periods with an average rate of 2.57% for the six months ended June 30, 2002 compared to 4.39% for the six months ended June 30, 2001.

                  Interest expense on borrowed money remained constant at $61,000 for the three months ended June 30, 2002 and 2001, respectively. The average balance on borrowed money was $5.0 million for both the three month periods ended June 30, 2002 and 2001.

                  Interest expense on borrowed money increased $10,000, or 9.0%, to $121,000 for the six months ended June 30, 2002 from $111,000 for the six months ended June 30, 2001. The increase in interest expense on borrowed money was the result of a $414,000, or 9.0%, increase in the average balance of borrowed money.

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

                  During the quarters ended June 30, 2002 and 2001, the provision for loan losses was zero as no significant problem loans were identified and the allowance for loan losses was deemed by management to be adequate.

                  The Company's allowance for loan losses was $576,000, or 1.5%, of loans outstanding at June 30, 2002 compared to $591,000, or 1.4%, of loans outstanding at December 31, 2001. The Company's level of net loans charged-off during the six months ended June 30, 2002 was $14,000, which represents a minimal percentage of average loans outstanding. Based on current levels of the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at June 30, 2002. At June 30, 2002, loans 90 days or more delinquent totaled $35,000, or .09% of net loans receivable, compared to $129,000, or .31% of net loans receivable at December 31, 2001, and $256,000, or .56% of net loans receivable at June 30, 2001.

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

                  NONINTEREST INCOME. Noninterest income was $62,000 for the three months ended June 30, 2002, compared to $98,000 for the three months ended June 30, 2001. The decrease in noninterest income for the three months ended June 30, 2002 was mainly attributable to a $28,000 decrease in other income. The Company did not realize any net gains during the three months ended June 30, 2002, compared to a realized net gain on the sale of available for sale mortgage-backed securities of $9,000 during the comparable three month period ending June 30, 2001.

                  Noninterest income was $131,000 for the six months ended June 30, 2002, compared to $160,000 for the six months ended June 30, 2002. The decrease was attributable to a $29,000 decrease in other income, positively offset by an $8,000 increase in fee income. During the six months ended June 30, 2002, the Company realized $11,000 net gain on the sale of available for sale investment securities and mortgage-backed securities compared to a $19,000 net gain realized on the sale of investment securities and mortgage-backed securities during the comparable six month period ended June 30, 2001.

                  NONINTEREST EXPENSE. Noninterest expense decreased $19,000, or 3.2%, for the three months ended June 30, 2002. The decrease in noninterest expense for the three months ended June 30, 2002 resulted from a $12,000 decrease in compensation expense, a $5,000 decrease in occupancy expense and a $5,000 decrease in professional fees, partially offset by a $4,000 increase in other expense. Each of these fluctuations is the result of normal operating procedures.

                  Noninterest expense decreased $21,000, or 1.8%, for the six months ended June 30, 2002. The decrease in noninterest expense for the six months ended June 30, 2002 resulted from a $14,000 decrease in compensation expense, a $6,000 decrease in occupancy expense and a $2,000 decrease in advertising expense, partially offset by a $2,000 increase in data processing expense and $2,000 increase in other expense. These fluctuations are the result of normal operating procedures.

                  INCOME TAX EXPENSE. Income tax expense for the three and six months ended June 30, 2002 was $86,000 and $137,000 compared to $106,000 and $206,000 for the three and six months ended June 30, 2001. The Company's effective tax rate for the three and six months ended June 30, 2002 was 26.6% and 22.0%, respectively, compared to 27.5% and 28.1% for the three and six months ended June 30, 2001. The effective tax rate for each period was below the statutory rate of 34% due to the Company's investment in tax-exempt securities. The Company recorded an adjustment of $26,000 to income tax expense during the first quarter 2002. This adjustment was the result of a reevaluation of estimated tax expense in conjunction with the year-end tax return. Before the effect of this transaction, the effective tax rate for the three and six month period ending June 30, 2002 would have been 34.2% and 26.1%, respectively.

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

                  A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At June 30, 2002, cash and cash equivalents, including certificates of deposits, totaled $25.3 million.

                  The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the six months ended June 30, 2002, purchases of investment securities and mortgaged-backed securities totaled $18.7 million while loan originations totaled $2.2 million. These investments were funded primarily from loan and mortgage-backed security repayments of $8.6 million and investment securities and sales, calls and maturities of $20.6 million.

                  Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow by purchasing federal funds or borrow funds from the Federal Home Loan Bank (FHLB). At June 30, 2002, the Company had $5.0 million in outstanding advances from the FHLB.

                  At June 30, 2002, the Company exceeded all of its regulatory capital requirements. The Company and the Company's subsidiary banks actual and required capital amounts and ratios as of June 30, 2002 are as follows:

                                                                                          For capital
                                                           Actual                      adequacy purposes
                                                 ---------------------------      ---------------------------
(Dollars in thousands)                             Amount           Ratio           Amount           Ratio
----------------------                           -----------     -----------      -----------     -----------
Total capital (to risk-weighted assets):
        Company                                  $    15,817            39.7%           3,190            8.00%
        Chester National Bank                    $    12,016            34.1%           2,823            8.00%
        Chester National Bank of Missouri        $     3,668            81.7%             359            8.00%
Tier 1 capital (to risk-weighted assets):
       Company                                   $    15,319            38.4%           1,595            4.00%
       Chester National Bank                     $    11,575            32.8%           1,411            4.00%
       Chester National Bank of Missouri         $     3,611            80.4%             180            4.00%
Tier 1 capital (to average assets):
       Company                                   $    15,319            13.9%           4,414            4.00%
       Chester National Bank                     $    11,575            11.6%           3,989            4.00%
       Chester National Bank of Missouri         $     3,611            35.0%             412            4.00%

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

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                                       At June 30,      At December 31,
                                                                           2002              2001
                                                                       ------------     ---------------
                                                                            (Dollars in Thousands)
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate
         Residential real estate                                       $         31      $        124
         Commercial                                                              --                --
         Consumer                                                                 4                 5
                                                                       ------------      ------------
               Total                                                             35               129
                                                                       ------------      ------------

Accruing loans which are contractually past due 90 days or more:
         Residential real estate                                                 --                --
         Commercial                                                              --                --
         Consumer                                                                --                --
                                                                       ------------      ------------
                Total                                                            --                --
                                                                       ------------      ------------
Total non-performing loans                                                       35               129

Real estate acquired by foreclosure, net                                         20                20
                                                                       ------------      ------------
         Total non-performing assets                                   $         55      $        148
                                                                       ============      ============

         Total non-performing loans to net loans                               0.09%             0.31%
                                                                       ============      ============
         Total allowance for loan losses to
           non-performing loans                                             1650.67%           458.69%
                                                                       ============      ============
         Total non-performing assets to total assets                           0.05%             0.13%
                                                                       ============      ============

                                                                Chester Bancorp, Inc., and Subsidiaries
                                                                      Three Months Ended June 30,
                                             --------------------------------------------------------------------------------
                                                            2002                                        2001
                                             -------------------------------------      -------------------------------------
                                                                          Average                                    Average
                                              Average                      Yield/        Average                      Yield/
                                              Balance      Interest        Cost          Balance      Interest        Cost
                                             ---------     ---------     ---------      ---------     ---------     ---------
                                                                          (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                      $  37,596     $     723          7.69%     $  45,818     $     934          8.15%
  Investments, net(1)                           44,583           615          5.52%        38,696           627          6.48%
  Mortgage-backed securities, net                4,827            65          5.39%        13,923           213          6.12%
  Interest-bearing deposits                     18,728            73          1.56%        20,248           211          4.17%
                                             ---------     ---------     ---------      ---------     ---------     ---------
    Total interest-earning assets              105,734         1,476          5.58%       118,685         1,985          6.69%
                                                           ---------     ---------                    ---------     ---------
Noninterest-earning assets                       4,626                                      4,447
                                             ---------                                  ---------
    Total assets                             $ 110,360                                  $ 123,132
                                             =========                                  =========
Interest-bearing liabilities:
  Deposits                                   $  88,790           556          2.50%     $  96,880         1,020          4.21%
  Federal funds purchased                            0             0          0.00%             0             0          0.00%
  Other borrowings                                   0             0          0.00%             0             0          0.00%
  FHLB advances                                  5,000            61          4.88%         5,000            61          4.88%
                                             ---------     ---------     ---------      ---------     ---------     ---------
    Total interest-bearing liabilities          93,790           617          2.63%       101,880         1,081          4.24%
                                                           ---------     ---------                    ---------     ---------
Noninterest-bearing liabilities                  1,280                                      1,477
                                             ---------                                  ---------
    Total liabilities                           95,070                                    103,357
Retained earnings                               15,290                                     19,775
                                             ---------                                  ---------
    Total liabilities and retained
       earnings                              $ 110,360                                  $ 123,132
                                             =========                                  =========
Net interest income                                        $     859                                  $     904
                                                           =========                                  =========
Interest rate spread                                                          2.95%                                      2.45%
                                                                         =========                                  =========
Net interest margin                                                           3.25%                                      3.05%
                                                                         =========                                  =========
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                               112.73%                                    116.49%
                                                                         =========                                  =========

(1) Tax exempt state and municipal securities are presented on a tax equivalent basis.

                                                                Chester Bancorp, Inc., and Subsidiaries
                                                                        Six Months Ended June 30,
                                             --------------------------------------------------------------------------------
                                                            2002                                        2001
                                             -------------------------------------      -------------------------------------
                                                                          Average                                    Average
                                              Average                      Yield/        Average                      Yield/
                                              Balance      Interest        Cost          Balance      Interest        Cost
                                             ---------     ---------     ---------      ---------     ---------     ---------
                                                                          (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                      $  38,506     $   1,485          7.71%     $  46,447     $   1,922          8.28%
  Investments, net(1)                           42,591         1,190          5.59%        38,057         1,241          6.52%
  Mortgage-backed securities, net                5,538           156          5.62%        14,900           459          6.16%
  Interest-bearing deposits                     19,175           141          1.47%        18,724           424          4.53%
                                             ---------     ---------     ---------      ---------     ---------     ---------
    Total interest-earning assets              105,810         2,972          5.62%       118,128         4,046          6.85%
                                                           ---------     ---------                    ---------     ---------
Noninterest-earning assets                       4,721                                      4,711
                                             ---------                                  ---------
    Total assets                             $ 110,531                                  $ 122,839
                                             =========                                  =========
Interest-bearing liabilities:
  Deposits                                   $  89,222         1,148          2.57%     $  96,962         2,129          4.39%
  Federal funds purchased                            0             0          0.00%             0             0          0.00%
  Other borrowings                                   0             0          0.00%             0             0          0.00%
  FHLB advances                                  5,000           121          4.83%         4,586           111          4.84%
                                             ---------     ---------     ---------      ---------     ---------     ---------
    Total interest-bearing liabilities          94,222         1,269          2.69%       101,548         2,240          4.41%
                                                           ---------     ---------                    ---------     ---------
Noninterest-bearing liabilities                  1,140                                      1,460
                                             ---------                                  ---------
    Total liabilities                           95,362                                    103,008
Retained earnings                               15,169                                     19,831
                                             ---------                                  ---------
    Total liabilities and retained
       earnings                              $ 110,531                                  $ 122,839
                                             =========                                  =========
Net interest income                                        $   1,703                                  $   1,806
                                                           =========                                  =========
Interest rate spread                                                          2.93%                                      2.44%
                                                                         =========                                  =========
Net interest margin                                                           3.22%                                      3.06%
                                                                         =========                                  =========
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                               112.30%                                    116.33%
                                                                         =========                                  =========

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

         None

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

         A. Exhibits

         Regulation S-K                                                          Reference to Prior Filing or
         Exhibit Number            Document                                      Exhibit Number Attached Hereto
         --------------            --------                                      ------------------------------

         99.1                      Chief Executive Officer Certification         99.1

         99.2                      Chief Financial Officer Certification         99.2

         B. Reports on Form 8-K

         None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Chester Bancorp, Inc.

                                    By: /s/ Michael W. Welge
                                        ----------------------------------------
                                        Michael W. Welge
                                        Chairman of the Board, President and
                                              Chief Financial Officer
                                             (Duly Authorized Officer)

Dated: August 9, 2002