Form 10-Q
period 2002-09-30
CHESTER BANCORP INC
filed 2002-11-14
CIK 1010838

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                        Commission file number: 000-21167
                       -----------------------------------
                              Chester Bancorp, Inc.
             (Exact name of registrant as specified in its charter)
                       -----------------------------------

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

                                 Yes [X]  No [  ]


    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 896,568 on November 6, 2002.
================================================================================

                                    FORM 10-Q
                                      Index
                                                                          Page
                                                                         Number

PART I.     FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets...................................      4

          Consolidated Statements of Income.............................      5

          Consolidated Statement of Stockholders' Equity................      7

          Consolidated Statements of Cash Flows.........................      8

          Consolidated Statements of Comprehensive Income...............     10

          Notes to Unaudited Consolidated Financial Statements..........     11

 Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................     13

 Item 3. Quantitative and Qualitative Disclosures About Market Risks....     22

 Item 4.  Controls and Procedures.......................................     22


PART II.   OTHER INFORMATION

 Item 1.  Legal Proceedings.............................................     23

 Item 2.  Changes in Securities.........................................     23

 Item 3.  Defaults upon Senior Securities...............................     23

 Item 4. Submission of Matters to a Vote
          of Securities Holders.........................................     23

 Item 5.  Other Information.............................................     23

 Item 6.  Exhibits and Reports on Form 8-K..............................     23

Signature...............................................................     24

Certifications..........................................................     25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001
                                   (Unaudited)





                                                                                         September 30,           December 31,
                                    Assets                                                    2002                   2001
                                    ------                                                    ----                   ----

Cash                                                                                     $  1,661,956          $    851,602
Interest-bearing deposits                                                                  22,994,485             3,406,480
Federal funds sold                                                                          6,075,000            16,760,000
                                                                                        -------------          ------------
         Total cash and cash equivalents                                                   30,731,441            21,018,082
Certificates of deposit                                                                     2,000,000                     -
Investment securities:
   Available for sale, at fair value (cost of $900,000 and $1,659,955 at                      901,115             1,632,477
      September 30, 2002 and December 31, 2001, respectively)
   Held to maturity, at cost (fair value of $34,539,713 and $35,273,053 at                 33,596,154            34,572,352
      September 30, 2002 and December 31, 2001, respectively)
Nonmarketable securities                                                                    3,663,900             3,547,000
Mortgage-backed securities:
   Available for sale, at fair value (cost of $0 and $500,338 at                                    -               511,578
      September 30, 2002 and December 31, 2001, respectively)
   Held to maturity, at cost (fair value of $3,894,096 and $6,689,342 at                    3,743,809             6,598,411
      September 30, 2002 and December 31, 2001, respectively)
Loans receivable, net of allowance for loan loss ($576,710 and $590,590 at                 35,384,545            41,097,027
      September 30, 2002 and December 31, 2001, respectively)
Accrued interest receivable                                                                   551,750               778,175
Office property and equipment, net                                                          1,442,135             1,527,507
Other assets                                                                                  524,820               478,689
                                                                                        -------------          ------------
                                                                                        $ 112,539,669          $111,761,298
                                                                                        =============          ============
                     Liabilities and Stockholders' Equity
                     ------------------------------------

Liabilities:
   Deposits
        Non-interest bearing                                                            $   4,458,913          $  5,022,030
        Interest bearing                                                                   89,271,588            86,391,754
   Borrowed money                                                                           5,000,000             5,000,000
   Accrued interest payable                                                                    56,666                61,826
   Advance payments by borrowers for taxes and insurance                                       99,537               183,378
   Accrued expenses and other liabilities                                                     160,293               154,510
                                                                                        -------------          ------------
         Total liabilities                                                                 99,046,997            96,813,498
                                                                                        -------------          ------------

Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125 shares
          issued at September 30, 2002 and December 31, 2001                                   21,821                21,821
   Additional paid-in capital                                                              21,141,721            21,268,104
   Retained earnings, substantially restricted                                             15,993,001            15,737,450
   Accumulated other comprehensive income (loss)                                                  691               (10,068)
   Unearned ESOP shares                                                                    (1,386,900)           (1,428,120)
   Unearned restricted stock awards                                                                 -               (61,092)
   Treasury stock, at cost: 1,285,557 and 1,204,155 shares at
      September 30, 2002 and December 31, 2001, respectively                              (22,277,662)          (20,580,295)
                                                                                        -------------          ------------
         Total stockholders' equity                                                        13,492,672            14,947,800
                                                                                        -------------          ------------
                                                                                        $ 112,539,669          $111,761,298
                                                                                        =============          ============

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                                   Three Months Ended
                                                                                                   ------------------
                                                                                                      September 30,
                                                                                                      -------------
                                                                                                2002                  2001
                                                                                                ----                  ----

Interest income:
         Loans receivable                                                                   $ 698,576            $  898,502
         Mortgage-backed securities                                                            58,087               166,149
         Investments                                                                          414,914               613,361
         Interest-bearing deposits and federal funds sold                                     124,244               155,728
                                                                                            ---------            ----------
                  Total interest income                                                     1,295,821             1,833,740
                                                                                            ---------            ----------

Interest expense:
         Savings deposits                                                                     544,245               924,736
         Borrowed money                                                                        61,333                61,333
                                                                                            ---------            ----------
                  Total interest expense                                                      605,578               986,069
                                                                                            ---------            ----------
                  Net interest income                                                         690,243               847,671
Provision for loan losses                                                                         -                     -
                                                                                            ---------            ----------
         Net interest income after provision for loan losses                                  690,243               847,671
                                                                                            ---------            ----------
Noninterest income:
         Late charges and other fees                                                           55,034                51,487
         Gain on sale of investment securities, net                                               -                  49,665
         Gain on sale of mortgage-backed securities, net                                          -                   9,280
         Other                                                                                  8,339                 7,710
                                                                                            ---------            ----------
                  Total noninterest income                                                     63,373               118,142
                                                                                            ---------            ----------
Noninterest expense:
         Compensation and employee benefits                                                   284,076               318,578
         Occupancy                                                                             75,176                70,871
         Data processing                                                                       33,079                36,004
         Professional fees                                                                     49,248                54,289
         Advertising                                                                           12,028                12,772
         Federal deposit insurance premiums                                                     3,852                 4,576
         Other                                                                                 88,996                91,921
                                                                                            ---------            ----------
                  Total noninterest expense                                                   546,455               589,011
                                                                                            ---------            ----------
                  Income before income tax expense                                            207,161               376,802
Income tax expense                                                                             46,058               109,771
                                                                                            ---------            ----------
                  Net income                                                                $ 161,103            $  267,031
                                                                                            =========            ==========

Earnings per common share -- basic                                                              $ .20                 $ .26
                                                                                            =========            ==========
Earnings per common share -- diluted                                                            $ .18                 $ .25
                                                                                            =========            ==========


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                   -----------------
                                                                                                      September 30,
                                                                                                      -------------
                                                                                               2002                  2001
                                                                                               ----                  ----

Interest income:
         Loans receivable                                                                 $ 2,183,249          $  2,820,619
         Mortgage-backed securities                                                           213,763               625,383
         Investments                                                                        1,529,435             1,775,086
         Interest-bearing deposits and federal funds sold                                     265,156               578,942
                                                                                          -----------          ------------
                  Total interest income                                                     4,191,603             5,800,030
                                                                                          -----------          ------------
Interest expense:
         Savings deposits                                                                   1,691,919             3,053,783
         Borrowed money                                                                       182,000               172,000
                                                                                          -----------          ------------
                  Total interest expense                                                    1,873,919             3,225,783
                                                                                          -----------          ------------
                  Net interest income                                                       2,317,684             2,574,247
Provision for loan losses                                                                         -                     -
                                                                                          -----------          ------------
         Net interest income after provision for loan losses                                2,317,684             2,574,247
                                                                                          -----------          ------------
Noninterest income:
         Late charges and other fees                                                          151,642               140,126
         Gain on sale of investment securities, net                                             7,571                60,317
         Gain on sale of mortgage-backed securities, net                                        3,851                17,898
         Other                                                                                 30,962                59,469
                                                                                          -----------          ------------
                  Total noninterest income                                                    194,026               277,810
                                                                                          -----------          ------------
Noninterest expense:
         Compensation and employee benefits                                                   907,504               955,512
         Occupancy                                                                            214,289               216,254
         Data processing                                                                      109,373               109,836
         Professional fees                                                                    149,304               156,232
         Advertising                                                                           35,084                38,316
         Federal deposit insurance premiums                                                    12,253                14,191
         Other                                                                                251,919               252,780
                                                                                          -----------          ------------
                  Total noninterest expense                                                 1,679,726             1,743,121
                                                                                          -----------          ------------
                  Income before income tax expense                                            831,984             1,108,936
Income tax expense                                                                            183,232               315,312
                                                                                          -----------          ------------
                  Net income                                                              $   648,752          $    793,624
                                                                                          ===========          ============

Earnings per common share -- basic                                                              $ .79                 $ .73
                                                                                          ===========          ============
Earnings per common share -- diluted                                                            $ .73                 $ .70
                                                                                          ===========          ============



     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 2002
                                   (Unaudited)





                                                                                        Retained     Accumulated
                                                  Common stock         Additional       earnings,       other         Unearned
                                                 --------------         paid-in       substantially  comprehensive      ESOP
                                               Shares      Amount       capital        restricted    income (loss)     shares
                                               ------      ------       -------        ----------    -------------     ------


Balance, December 31, 2001                   2,182,125   $  21,821   $ 21,268,104    $ 15,737,450    $  (10,068)   $ (1,428,120)

Net income                                           -           -              -         648,752             -               -

Purchase of treasury stock                           -           -              -               -             -               -

Treasury stock issued for MRP                        -           -       (166,516)        (10,407)            -               -

Stock options exercised                              -           -              -          (1,527)            -               -

Amortization of restricted stock awards              -           -              -               -             -               -

Amortization of ESOP awards                          -           -         40,133               -             -          41,220

Dividends on common stock
    at $.47 per share                                -           -              -        (381,267)            -               -

Change in accumulated other
 comprehensive income                                -           -              -               -        10,759               -
                                             ---------   ---------   ------------    ------------    ----------    ------------

Balance, September 30, 2002                  2,182,125   $  21,821   $ 21,141,721    $ 15,993,001    $      691    $ (1,386,900)
                                             =========   =========   ============    ============    ==========    ============



                                                       Unearned           Treasury Stock                Total
                                                      restricted         ----------------           Stockholders'
                                                     stock awards      Shares         Amount           equity
                                                     ------------      ------         ------           ------


Balance, December 31, 2001                         $    (61,092)      1,204,155    $(20,580,295)   $ 14,947,800

Net income                                                  -                 -               -         648,752

Purchase of treasury stock                                  -            95,042      (1,900,262)     (1,900,262)

Treasury stock issued for MRP                               -           (11,894)        176,923               -

Stock options exercised                                     -            (1,746)         25,972          24,445

Amortization of restricted stock awards                  61,092               -               -          61,092

Amortization of ESOP awards                                 -                 -               -          81,353

Dividends on common stock
    at $.47 per share                                       -                 -               -        (381,267)

Change in accumulated other
 comprehensive income                                       -                 -               -          10,759
                                                   -----------        ---------    ------------    ------------

Balance, September 30, 2002                        $        -         1,285,557    $(22,277,662)   $ 13,492,672
                                                   ===========        =========    ============    ============





     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001
                                   (Unaudited)






                                                                                            September 30,   September 30,
                                                                                                2002            2001
                                                                                                ----            ----

Cash flows from operating activities:
  Net income                                                                              $    648,752    $    793,624
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                                        107,828         115,807
        Deferred fees, discounts, and premiums                                                  28,000         (55,461)
        Stock plans                                                                            166,890         207,119
      Provisions for deferred taxes                                                             (7,583)          9,397
      Increase in accrued interest receivable                                                  226,425         393,876
      Decrease in accrued interest payable                                                      (5,160)       (108,371)
      Increase in income taxes, net                                                             24,364          58,240
      (Gain) on sale of investment securities and nonmarketable securities, net                 (7,571)        (60,317)
      (Gain) on sale of mortgage-backed securities, net                                         (3,851)        (17,898)
      Dividend on FHLB Stock                                                                  (116,900)        (52,300)
      Net change in other assets and other liabilities                                         (69,055)          2,616
                                                                                          ------------    ------------
        Net cash provided by operating activities                                              992,139       1,286,332
                                                                                          ------------    ------------
Cash flows from investing activities:
  Investment securities:
   Available-for-sale:
       Purchases                                                                              (900,000)     (4,246,486)
       Proceeds from sales                                                                   1,667,527       4,883,553
       Proceeds from calls and maturities                                                         --         1,000,000
   Held-to-maturity:
       Purchases                                                                           (29,535,000)    (25,335,000)
       Proceeds from maturities and paydowns                                                30,500,000      32,620,144
  Nonmarketable equity securities:
       Proceeds from sales                                                                        --         1,045,750
  Mortgage-backed securities:
   Available-for-sale:
       Proceeds from sales                                                                     435,101       1,887,752
       Proceeds from maturities and paydowns                                                    69,383         820,692
   Held-to-maturity:
       Purchases                                                                                  --        (1,497,672)
       Proceeds from maturities and paydowns                                                 2,834,834       3,888,724
Principal repayments on loans                                                                9,414,910       9,752,510
Origination of loans                                                                        (3,738,989)     (6,297,520)
Purchase of certificates of deposit                                                        (12,000,000)           --
Proceeds from the maturity of certificates of deposit                                       10,000,000       1,000,000
Proceeds from sales of real estate acquired through foreclosure                                 44,563         126,322
Purchase of FHLB stock                                                                            --        (2,000,000)
Purchase of office properties and equipment                                                    (22,456)       (228,733)
                                                                                          ------------    ------------
        Net cash provided by investing activities                                            8,769,873      17,420,036
                                                                                          ------------    ------------
Cash flows from financing activities:
  Increase (decrease) in savings deposits                                                    2,316,717      (5,158,001)
  Proceeds from FHLB advances                                                                     --         5,000,000
  Increase (decrease) in advance payments by borrowers for taxes and insurance                 (83,841)        107,080
  Purchase of treasury stock                                                                (1,900,262)     (5,665,233)
  Dividends paid                                                                              (381,267)       (403,825)
                                                                                          ------------    ------------
        Net cash (used in) financing activities                                                (48,653)     (6,119,979)
                                                                                          ------------    ------------
        Net increase in cash and cash equivalents                                            9,713,359      12,586,389
Cash and cash equivalents, beginning of period                                              21,018,082      11,688,354
                                                                                          ------------    ------------
Cash and cash equivalents, end of period                                                  $ 30,731,441    $ 24,274,743
                                                                                          ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001
                                   (Continued)




                                                                    September 30,   September 30,
                                                                        2002            2001
                                                                        ----            ----
Supplemental information:
  Interest paid                                                     $  1,879,079    $  3,334,154
  Income taxes paid                                                 $    186,105    $    280,100
Noncash investing and financing activities:
  Loans transferred to real estate acquired by foreclosure          $     39,232    $    165,876
  Interest credited to savings deposits                             $  1,224,163    $  2,030,858



     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Comprehensive Income

                                  (Unaudited)




                                                            Three Months Ended                    Nine Months Ended
                                                               September 30,                        September 30,
                                                               -------------                        -------------
                                                          2002              2001               2002              2001
                                                          ----              ----               ----              ----

Net income                                            $ 161,103          $ 267,031          $ 648,752         $ 793,624

Other comprehensive income, net of tax
  Unrealized holding gain(loss) on
    securities available for sale                     $    (567)         $ (24,314)         $   3,677         $  17,563

Less adjustment for realized gains
   included in net income                             $    --            $  36,546          $   7,082         $  48,493
                                                      ---------          ---------          ---------         ---------

   Total other comprehensive income(loss)             $    (567)         $  12,232          $  10,759         $  66,056
                                                      ---------          ---------          ---------         ---------
Comprehensive income                                  $ 160,536          $ 279,263          $ 659,511         $ 859,680
                                                      =========          =========          =========         =========





     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


(1)      Basis of Presentation
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated financial statements as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001.

         Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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


         The computation of EPS for the three and nine months ended September 30, 2002 and 2001 follows:



                                                                       Three Months Ended                    Nine Months Ended
                                                                          September 30,                         September 30,
                                                                          -------------                         -------------

                                                                     2002               2001                2002              2001
                                                                     ----               ----                ----              ----
Basic EPS:
  Net income                                                     $  161,103         $   267,031         $  648,752       $   793,624
                                                                 ==========         ===========         ==========       ===========
  Average common shares outstanding                                 819,290           1,020,906            818,326         1,092,612
                                                                 ==========         ===========         ==========       ===========
  Basic EPS                                                      $     0.20         $      0.26         $      .79       $       .73
                                                                 ==========         ===========         ==========       ===========
Diluted EPS:
  Net income                                                     $  161,103         $   267,031         $  648,752       $   793,624
                                                                 ==========         ===========         ==========       ===========
  Average common shares outstanding                                 819,290           1,020,906            818,326         1,092,612
  Dilutive potential due to stock plans                              72,574              56,545             65,227            38,486
                                                                 ----------         -----------         ----------       -----------
Average number of common shares
  and dilutive potential common
   shares outstanding                                               891,864           1,077,451            883,553         1,131,098
                                                                 ==========         ===========         ==========       ===========
Diluted EPS                                                      $     0.18         $       .25         $      .73       $       .70
                                                                 ==========         ===========         ==========       ===========

(3)      Employee Stock Ownership Plan (ESOP)
         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over the term of the loan. On October 15, 2002, the Board of Directors approved an amendment to the ESOP which extended the maturity of the loan to 40 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $81,353 and $70,251 for the nine months ended September 30, 2002 and 2001, respectively.


         The ESOP shares as of September 30, 2002 are as follows:



                  Allocated shares                                                32,558
                  Committed to be released shares                                  4,122
                  Unreleased shares                                              137,890
                                                                              ----------
                      Total ESOP shares                                          174,570
                                                                              ==========
                  Fair value of unreleased shares                             $2,930,163
                                                                              ==========


(4)      Restricted Stock Awards
         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that 82,921 common shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account is amortized to compensation expense over the vesting period and was fully amortized in the second quarter of 2002. Compensation expense was $61,092 and $124,646 for the nine months ended September 30, 2002 and 2001, respectively.

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

FINANCIAL CONDITION

                  ASSETS. The Company's total assets increased by $778,000, or ..7%, to $112.5 million at September 30, 2002 from $111.8 million at December 31, 2001. The increase in the Company's asset size was mainly attributable to an increase in cash and cash equivalents of $9.7 million, which resulted from an increase in savings deposits of $2.3 million and, partially offset by the purchase of treasury stock of $1.9 million during the nine months ended
September 30, 2002. The increase in cash and cash equivalents was offset by decreases in loans receivable, investment securities and mortgage-backed securities.

                  Loans receivable deceased $5.7 million, or 13.9%, to $35.4 million at September 30, 2002 from $41.1 million at December 31, 2001. The decrease in loans receivable resulted from a combined impact of decreased loan origination volume and an increase in principal repayments on loans receivable. During this period of record low interest rates and economic instability, management has decided to continue to focus on originating high quality loans. Management has also decided not to aggressively compete on rate terms with other lenders in the Banks' market area. As a result, the Company has experienced some constriction in the loan portfolio.

                  Mortgage-backed securities at September 30, 2002 were $3.7 million compared to $7.1 million at December 31, 2001, a decrease of $3.4 million or 47.3%. Investment securities, including nonmarketable equity securities, decreased $1.6 million, or 4.0%, to $38.2 million at September 30, 2002, from $39.8 million at December 31, 2001. As a function of management's plan to re-align the mix of interest earning assets, proceeds from maturities, calls and sales of investment securities and mortgage-backed securities, along with principal repayments on loans and mortgage-backed securities, were re-invested in short-term, callable investment securities and short-term interest-bearing deposits.

                  Cash and cash equivalents and certificates of deposits increased $11.7 million, or 55.7%, to $32.7 million at September 30, 2002 from $21.0 million at December 31, 2001. As a direct result of the re-alignment of interest earning assets. In addition, excess deposits in interest bearing accounts and federal funds sold were invested in higher yielding certificates of deposit.

                  LIABILITIES. Savings deposits increased $2.3 million, or 2.3%, during the nine months ended September 30, 2002. Borrowed money was $5.0 million at September 30, 2002 and December 31, 2001.

                  Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee Corporation, (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. That relationship has provided as much as $25 million in funds on deposit, typically with short terms. At September 30, 2002 and December 31, 2001, the balance of funds on deposit with the Company was $26.5 million, and $21.8 million, respectively.


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

                  NET INCOME. The Company's net income for the three and nine months ended September 30, 2002 was $161,000 and $649,000, respectively, compared to $267,000 and $794,000 for the three and nine months ended September 30, 2001, respectively. The $106,000 and $145,000 decrease in net income for the three and nine months ended September 30, 2002, respectively, was the result of a decline in all significant areas of income and related expenses.

                  NET INTEREST INCOME. Net interest income totaled $690,000 for the three months ended September 30, 2002 compared to $848,000 for the three months ended September 30, 2001. The $157,000, or 18.6%, decrease in net interest income was the result of a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities of 111.3% for the three months ended September 30, 2002 compared to 113.8% for the three months ended September 30, 2001. The decrease was further impacted by a decrease in the Company's interest rate spread to 2.45% for the three months ended September 30, 2002 from 2.57% for the three months ended September 30, 2001.

                  Net interest income totaled $2.3 million for the nine months ended September 30, 2002 compared to $2.6 million for the nine months ended September 30, 2001. The $257,000, or 10.0%, decrease in net interest income was the result of a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities of 112.9% for the nine months ended September 30, 2002 compared to 115.1% for the nine months ended September 30, 2001. The decrease was positively offset by an increase in the Company's interest rate spread to 2.72% for the nine months ended September 30, 2002 from 2.50% for the nine months ended September 30, 2001.

                  INTEREST INCOME. Interest income on loans receivable decreased $200,000, or 22.3%, for the three months ended September 30, 2002. The decrease in interest income on loans receivable was the result of a $8.0 million, or 17.9%, decrease in the average balance of loans receivable, coupled with a decline in the average yield on loans receivable to 7.66% for the three months ended September 30, 2002 from 8.09% for the three months ended September 30, 2001.

                  Interest income on loans receivable decreased $637,000, or 22.6%, for the nine months ended September 30, 2002. The decrease in interest income on loans receivable was the result of a $8.0 million, or 17.4%, decrease in the average balance of loans receivable for the nine months ended September 30, 2002. The average yield on loans receivable was 7.70% and 8.22% for the nine months ended September 30, 2002 and September 30, 2001, respectively.

                  Interest income on mortgage-backed securities decreased $108,000, or 65.0%, for the quarter and decreased $412,000, or 65.8%, for the nine months ended September 30, 2002. The decrease in interest income on mortgage-backed securities for the three months ended September 30, 2002 was the result of a $7.5 million, or 64.6%, decrease in the average balance of mortgage-backed securities. The decrease in interest income on mortgage-backed securities for the nine months ended September 30, 2002 was the result of a $8.7, or 63.3%, decrease in the average balance of mortgage-backed securities, combined with a decrease in the average yield to 5.64% for the nine months ended September 30, 2002 from 6.03% for the nine months ended September 30, 2001. Management invested the funds received from the repayments of mortgage-backed securities into short-term, interest-bearing deposits.

                  Interest earned on investment securities was $415,000 for the three months ended September 30, 2002, compared to $613,000 for the three months ended September 30, 2001. The $198,000, or 32.4% decrease in interest income on investment securities was the result of a decrease in the average tax equivalent yield on investment securities to 5.20% for the three months ended September 30, 2002 from 6.41% for the three months ended September 30, 2001, coupled with a decrease in the average balance of investment securities of $6.2 million, or 15.3% for the three months ended September 30, 2002.

                  Interest earned on investment securities was $1.5 million for the nine months ended September 30, 2002 compared to $1.8 million for the nine months ended September 30, 2001. The $246,000, or 13.8% decrease on investment securities was the result of a 105 basis point decline in the average tax equivalent yield on investment securities, positively offset by a $1.2 million, or 3.1%, increase in the average balance of investment securities for the nine months ended September 30, 2002.

                  Interest income on interest-bearing deposits decreased $31,000, or 20.2%, during the three months ended September 30, 2002. The decrease primarily resulted from a decrease in the average yield on interest-bearing deposits to 1.54% for the three months ended September 30, 2002 from 3.08% for the three months ended September 30, 2001, positively offset by a $12.0 million, or 59.8%, increase in the average balance of interest-bearing deposits.

                  Interest income on interest-bearing deposits decreased $314,000, or 54.2%, during the nine months ended September 30, 2002. The decrease was the result of a decrease in the average yield on interest-bearing deposits to 1.45% for the nine months ended September 30, 2002 from 4.04% for the nine months ended September 30, 2001, partially offset by an increase in the average balance of interest-bearing deposits of $5.3 million.

                  INTEREST EXPENSE. Interest expense on savings deposits decreased $380,000, or 41.1%, to $544,000 for the three months ended September 30, 2002 from $925,000 for the three months ended September 30, 2001. The decrease in interest expense was the result of a $6.4 million, or 6.6%, decrease in the average balance of deposits, combined with a decrease in the average cost of deposits to 2.38% for the three months ended September 30, 2002 from 3.78% for the three months ended September 30, 2001.

                  Interest expense on savings deposits decreased $1.4 million, or 44.6%, to $1.7 million for the nine months ended September 30, 2002 from $3.1 million for the nine months ended September 30, 2001. The decrease in interest expense on savings deposits was the result of a $7.3 million, or 7.5%, decrease in the average balance of deposits. The average cost of deposits decreased between the two periods with an average rate of 2.51% for the nine months ended September 30, 2002 compared to 4.19% for the nine months ended September 30, 2001.

                  Interest expense on borrowed money remained constant at $61,000 for the three months ended September 30, 2002 and 2001, respectively. The average balance on borrowed money was $5.0 million for both the three month periods ended September 30, 2002 and 2001.

                  Interest expense on borrowed money increased $10,000, or 5.8%, to $182,000 for the nine months ended September 30, 2002 from $172,000 for the nine months ended September 30, 2001. The increase in interest expense on borrowed money was the result of a $275,000, or 5.8%, increase in the average balance of borrowed money.

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

                  During the quarters ended September 30, 2002 and 2001, the provision for loan losses was zero as no significant problem loans were identified and the allowance for loan losses was deemed by management to be adequate.

                  The Company's allowance for loan losses was $577,000, or 1.6%, of loans outstanding at September 30, 2002 compared to $591,000, or 1.4%, of loans outstanding at December 31, 2001. The Company's level of net loans charged-off during the nine months ended September 30, 2002 was $14,000, which represents a minimal percentage of average loans outstanding. Based on current levels of the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at September 30, 2002. At September 30, 2002, loans 90 days or more delinquent totaled $61,000, or .17% of net loans receivable, compared to $129,000, or .31% of net loans receivable at December 31, 2001, and $109,000, or .25% of net loans receivable at September 30, 2001.

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

                  NONINTEREST INCOME. Noninterest income was $63,000 for the three months ended September 30, 2002, compared to $118,000 for the three months ended September 30, 2001. The Company did not realize any net gains during the three months ended September 30, 2002, compared to a realized net gain on the sale of available for sale investment securities and mortgage-backed securities of $59,000 during the comparable three month period ending September 30, 2001.

                  Noninterest income was $194,000 for the nine months ended September 30, 2002, compared to $278,000 for the nine months ended September 30, 2002. The decrease was attributable to a $29,000 decrease in other income, positively offset by a $12,000 increase in fee income. During the nine months ended September 30, 2002, the Company realized $11,000 net gain on the sale of available for sale investment securities and mortgage-backed securities compared to a $78,000 net gain realized on the sale of investment securities and mortgage-backed securities during the comparable nine month period ended September 30, 2001.

                  NONINTEREST EXPENSE. Noninterest expense decreased $43,000, or 7.2%, for the three months ended September 30, 2002. The decrease in noninterest expense for the three months ended September 30, 2002 resulted from a $35,000 decrease in compensation expense and a $5,000 decrease in professional fees, partially offset by a $4,000 increase in occupancy expense. The decrease in compensation expense for the three months ended September 30, 2002 was the result of the Management Retention Plan (MRP) being fully amortized during the second quarter ended June 30, 2002. The MRP expense was $42,000 for the three months ending September 30, 2001 compared to zero for the comparable three months ended September 30, 2002.

                  Noninterest expense decreased $63,000, or 3.6%, for the nine months ended September 30, 2002. The decrease in noninterest expense for the nine months ended September 30, 2002 resulted from a $48,000 decrease in compensation expense, a $3,000 decrease in advertising expense and a $7,000 decrease in professional fees. The decrease in compensation expense was the result of the MRP being fully amortized during the second quarter ended June 30, 2002. Compensation expense for the MRP was $61,092 and $124,646 for the nine months ended September 30, 2002 and 2001, respectively.

                  INCOME TAX EXPENSE. Income tax expense for the three and nine months ended September 30, 2002 was $46,000 and $183,000 compared to $110,000 and $315,000 for the three and nine months ended September 30, 2001. The Company's effective tax rate for the three and nine months ended September 30, 2002 was 22.2% and 22.0%, respectively, compared to 29.1% and 28.4% for the three and nine months ended September 30, 2001. The effective tax rate for each period was below the statutory rate of 34% due to the Company's investment in tax-exempt securities. The Company recorded an adjustment of $26,000 to income tax expense during the first quarter 2002. This adjustment was the result of a reevaluation of estimated tax expense in conjunction with the year-end tax return. Before the effect of this transaction, the effective tax rate for the nine month period ending September 30, 2002 would have been 25.2%.

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

                  A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At September 30, 2002, cash and cash equivalents, including certificates of deposits, totaled $32.7 million.

                  The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the nine months ended September 30, 2002, purchases of investment securities and mortgaged-backed securities totaled $30.4 million while loan originations totaled $3.7 million. These investments were funded primarily from loan and mortgage-backed security repayments of $12.8 million and investment securities and sales, calls and maturities of $32.2 million.

                  Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow by purchasing federal funds or borrow funds from the Federal Home Loan Bank (FHLB). At September 30, 2002, the Company had $5.0 million in outstanding advances from the FHLB.

                  At September 30, 2002, the Company exceeded all of its regulatory capital requirements. The Company and the Company's subsidiary banks actual and required capital amounts and ratios as of June 30, 2002 are as follows:


                                                                                                          For capital
                                                                        Actual                         adequacy purposes
                                                               --------------------------------------------------------------
(Dollars in thousands)                                          Amount            Ratio            Amount             Ratio
-----------------------------------------------------------------------------------------------------------------------------
Total capital
    (to risk-weighted assets):
        Company                                                $14,001             34.4%           3,260              8.00%
        Chester National Bank                                  $ 9,686             26.5%           2,926              8.00%
        Chester National Bank of Missouri                      $ 2,689             65.9%             326              8.00%
Tier 1 capital
    (to risk-weighted assets):
       Company                                                 $13,492             33.1%           1,630              4.00%
       Chester National Bank                                   $ 9,229             25.2%           1,463              4.00%
       Chester National Bank of Missouri                       $ 2,637             64.6%             163              4.00%
Tier 1 capital
    (to average assets):
       Company                                                 $13,492             12.2%           4,434              4.00%
       Chester National Bank                                   $ 9,229              9.2%           4,013              4.00%
       Chester National Bank of Missouri                       $ 2,637             25.8%             409              4.00%



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

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                                              At September 30,    At December 31,
                                                                              ----------------    ---------------
                                                                                    2002               2001
                                                                                    ----               ----
                                                                                     (Dollars in Thousands)
                                                                             -------------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate
         Residential real estate                                                    $ 53               $124
         Commercial                                                                  --                 --
         Consumer                                                                      8                  5
                                                                                   ------             ------
               Total                                                                  61                129
                                                                                   ------             ------
Accruing loans which are contractually past due 90 days or more:

         Residential real estate                                                     --                 --
         Commercial                                                                  --                 --
         Consumer                                                                    --                 --
                                                                                   ------             ------
                Total                                                                --                 --
                                                                                   ------             ------
Total non-performing loans                                                            61                129

Real estate acquired by foreclosure, net                                              20                 20
                                                                                   ------             ------
         Total non-performing assets                                                $ 81               $148
                                                                                   ======             ======


         Total non-performing loans to net loans                                     0.17%              0.31%
                                                                                   ======             ======
         Total allowance for loan losses to
            non-performing loans                                                   940.68%            458.69%
                                                                                   ======             ======
         Total non-performing assets to total assets                                 0.07%              0.13%
                                                                                   ======             ======




                                               Chester Bancorp, Inc., and Subsidiaries
                                                  Three Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                    2002                                         2001
                                                ------------------------------------------   ---------------------------------------
                                                                                  Average                                   Average
                                                   Average                         Yield/        Average                     Yield/
                                                   Balance       Interest          Cost          Balance      Interest       Cost
                                                -----------     ---------      ----------     ------------   ---------     --------
                                                                                   (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                        $    36,485      $     699         7.66%     $     44,461    $     899        8.09%
  Investments, net  (1)                             34,514            449         5.20%           40,735          653        6.41%
  Mortgage-backed securities, net                    4,123             58         5.63%           11,663          166        5.69%
  Interest-bearing deposits                         32,200            124         1.54%           20,152          155        3.08%
                                               -----------      ---------    ----------     ------------    ---------     --------
    Total interest-earning assets                  107,322          1,330         4.96%          117,011        1,873        6.40%
                                                                -----------------------                     ----------------------
Noninterest-earning assets                           4,360                                         4,673
                                               -----------                                  ------------
    Total assets                               $   111,682                                  $    121,684
                                               ===========                                  ============
Interest-bearing liabilities:
  Deposits                                     $    91,412            544         2.38%     $     97,820          925        3.78%
  Federal funds purchased                                0              0         0.00%                0            0        0.00%
  Other borrowings                                       0              0         0.00%                0            0        0.00%
  FHLB advances                                      5,000             61         4.88%            5,000           61        4.88%
                                               -----------      ---------    ----------     ------------    ---------     --------
    Total interest-bearing liabilities              96,412            605         2.51%          102,820          986        3.84%
                                                                -----------------------                     ----------------------
Noninterest-bearing liabilities                      1,433                                         1,492
                                               -----------                                  ------------
    Total liabilities                               97,845                                       104,312
Retained earnings                                   13,837                                        17,372
                                               -----------                                  ------------
    Total liabilities and retained
       earnings                                $   111,682                                  $    121,684
                                               ===========                                  ============
Net interest income                                             $     725                                   $     887
                                                                =========                                   =========
Interest rate spread                                                              2.45%                                      2.57%
                                                                             ==========                                   ========
Net interest margin                                                               2.70%                                      3.03%
                                                                             ==========                                   ========
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                       111.32%                                    113.80%
                                                                             ==========                                   ========


(1) Tax exempt state and municipal securities are presented on a tax equivalent basis.

                                               Chester Bancorp, Inc., and Subsidiaries
                                                   Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                   2002                                         2001
                                                ------------------------------------------   ---------------------------------------
                                                                                  Average                                   Average
                                                   Average                         Yield/        Average                    Yield/
                                                   Balance       Interest          Cost          Balance      Interest       Cost
                                                -----------     ---------      ----------     ------------   ---------     --------
                                                                                    (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                        $    37,825      $   2,183         7.70%     $     45,778    $   2,821        8.22%
  Investments, net  (1)                             39,869          1,639         5.48%           38,670        1,894        6.53%
  Mortgage-backed securities, net                    5,061            214         5.64%           13,809          625        6.03%
  Interest-bearing deposits                         24,421            265         1.45%           19,157          579        4.04%
                                               -----------      ---------    ----------     ------------    ---------     --------
    Total interest-earning assets                  107,176          4,301         5.35%          117,414        5,919        6.72%
                                                                -----------------------                     ----------------------
Noninterest-earning assets                           4,258                                         4,718
                                               -----------                                  ------------
    Total assets                               $   111,434                                  $    122,132
                                               ===========                                  ============
Interest-bearing liabilities:
  Deposits                                     $    89,960          1,692         2.51%     $     97,251        3,054        4.19%
  Federal funds purchased                                0              0         0.00%                0            0        0.00%
  Other borrowings                                       0              0         0.00%                0            0        0.00%
  FHLB advances                                      5,000            182         4.85%            4,725          172        4.85%
                                               -----------      ---------    ----------     ------------    ---------     --------
    Total interest-bearing liabilities              94,960          1,874         2.63%          101,976        3,226        4.22%
                                                                -----------------------                     ----------------------
Noninterest-bearing liabilities                      1,259                                         1,476
                                               -----------                                  ------------
    Total liabilities                               96,219                                       103,452
Retained earnings                                   15,215                                        18,680
                                               -----------                                  ------------
    Total liabilities and retained
       earnings                                $   111,434                                  $    122,132
                                               ===========                                  ============
Net interest income                                             $   2,427                                   $   2,693
                                                                =========                                   =========
Interest rate spread                                                              2.72%                                      2.50%
                                                                             ==========                                   ========
Net interest margin                                                               3.02%                                      3.06%
                                                                             ==========                                   ========
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                       112.86%                                    115.14%
                                                                             ==========                                   ========


(1) Tax exempt state and municipal securities are presented on a tax equivalent basis.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         There has been no material change to the market risk position of the Company from the end of the last fiscal year on December 31, 2001.

ITEM 4.    CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         A.  Exhibits

         EXHIBIT NO.                              DESCRIPTION

         99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                   Chester Bancorp, Inc.

                                   By: /s/ Michael W. Welge
                                      ------------------------------------------
                                      Michael W. Welge
                                      Chairman of the Board, President and Chief
                                          Financial Officer


                                   By: /s/ Edward K. Collins
                                       -----------------------------------------
                                      Edward K. Collins
                                      Chief Executive Officer



Dated:  November 14, 2002

                                 CERTIFICATIONS

Certification of Principal Executive Officer

I, Edward K. Collins, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Chester Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002                              /s/ Edward K. Collins
                                               ---------------------
                                                    Edward K. Collins
                                                    Chief Executive Officer
                                                    Principal Executive Officer)

                                 CERTIFICATIONS

Certification of Principal Executive Officer

I, Michael W. Welge, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Chester, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002              /s/ Michael W. Welge
                               ---------------------------
                                            Michael W. Welge
                                            Chairman of the Board, President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)