Form 10-K
period 2002-12-31
CHESTER BANCORP INC
filed 2003-03-26
CIK 1010838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended December 31, 2002

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.  YES  X   NO
                                        ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  YES   NO  X
                                                 ---

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price June 30, 2002, as reported by the Nasdaq SmallCap Market, was approximately $6,870,675.

         As of February 1, 2003 there were 2,182,125 shares issued, of which 896,568 shares were outstanding, of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


       Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2002, are incorporated by reference in Part I and Part II.

       Portions of the registrant's proxy statement for its April 11, 2003, annual meeting of stockholders (the "2003 Proxy Statement") are incorporated by reference in Part III.

                                Table of Contents

                                                                                                                Page
                                                                                                                ----
PART I.........................................................................................................    1

ITEM 1.    Business............................................................................................    1
ITEM 2.    Properties..........................................................................................   31
ITEM 3.    Legal Proceedings...................................................................................   31
ITEM 4.    Submission of Matters to a Vote of the Security Holders.............................................   31

PART II........................................................................................................   32

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters...............................   32
ITEM 6.    Selected Financial Data.............................................................................   32
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............   32
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risks.........................................   32
ITEM 8.    Financial Statements and Supplementary Data.........................................................   33
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................   33

PART III.......................................................................................................   34

ITEM 10.   Directors and Executive Officers of the Registrant..................................................   34
ITEM 11.   Executive Compensation..............................................................................   34
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management......................................   34
ITEM 13.   Certain Relationships and Related Transactions......................................................   34
ITEM 14.   Controls and Procedures.............................................................................   34
ITEM 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................   34

SIGNATURES.....................................................................................................   37

          This annual report on Form 10-K contains forward-looking statements regarding the Company, its business, prospects and results of operations that involve risks and uncertainties. The Company's actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere throughout this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that my affect the Company's business, prospects and results of operations.


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

          The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by the Banks and are not paid separate remuneration for such services. The Company reimburses the Banks for the use of their personnel. At December 31, 2002, the Company had total consolidated assets of $113.8 million, total consolidated deposits of $94.8 million, and consolidated stockholders' equity of $13.7 million. The Company's principal office is located at 1112 State Street, Chester, Illinois 62233 and its telephone number is (618) 826-5038.


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

         The Banks primarily engage in the business of attracting retail deposits from the general public in the Banks' respective market areas and using such funds together with borrowings and funds from other sources to primarily originate mortgage loans secured by one-to-four family residential real estate. The Banks also originate consumer loans, commercial real estate loans, land loans, multi-family loans, and commercial loans. At December 31, 2002, the Banks' gross loan portfolio totaled $36.2 million, of which 79.4% were one-to-four family residential mortgage loans, 7.0% were consumer loans, 8.8% were commercial real estate, multi-family loans, agriculture and land loans, and 4.8% were commercial loans. In addition, the Banks have maintained a significant portion of their assets in marketable securities. The Banks' investment portfolios have been weighted toward United States government and agency securities. The portfolios also have included a significant amount of tax exempt state and municipal securities. In addition, the Banks have invested in mortgage-backed securities to supplement their lending operations. Investment and mortgage-backed securities totaled $42.3 million and $3.2 million, respectively, at December 31, 2002.


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

Lending Activities

            GENERAL. The principal lending activity of the Banks is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one-to-four family residential property. To a significantly lesser extent, the Banks also originate multi-family, commercial real estate, commercial loans, land and consumer loans. The Banks' net loans receivable totaled $35.6 million at December 31, 2002, representing 31.3% of total assets.

            LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Banks' consolidated loan portfolio by type of loan and type of security as of the dates indicated. The Banks had no concentration of loans exceeding 10% of total loans other than as set forth below.

                                                                         At December 31,
                                           ------------------------------------------------------------------------------
                                                     2002                       2001                      2000
                                                  ----------          ------------------------   ------------------------
                                                    Amount              Amount       Percent       Amount       Percent
                                                  ----------          ----------    ----------   ----------    ----------
                                                    Percent                   (Dollars in Thousands)
                                                  ----------
Type of Loan:
Commercial loans: ......................   $    1,748         4.83%   $    2,236         5.36%   $    2,434         5.08%
Mortgage loans:
  Conventional .........................       28,677        79.19        32,206        77.25        36,296        75.70
  Commercial ...........................        3,170         8.76         4,051         9.72         5,300        11.05
  Construction .........................           84          .23           454         1.09           690         1.44
                                           ----------   ----------    ----------   ----------    ----------   ----------
    Total mortgage loans ...............       31,931        88.18        36,711        88.06        42,286        88.19
                                           ----------   ----------    ----------   ----------    ----------   ----------
Consumer loans:
  Automobile ...........................          555         1.53           681         1.63           834         1.74
  Home improvement .....................          504         1.39           679         1.63           744         1.55
  Credit cards .........................          549         1.52           618         1.49           785         1.64
  Savings account ......................          454         1.25           410         0.98           551         1.15
  Other ................................          471         1.30           358         0.85           311         0.65
                                           ----------   ----------    ----------   ----------    ----------   ----------
    Total consumer loans ...............        2,533         6.99         2,746         6.58         3,225         6.73
                                           ----------   ----------    ----------   ----------    ----------   ----------
    Total loans ........................       36,212       100.00%       41,693       100.00%       47,945       100.00%
                                                        ==========                 ==========                 ==========


Less:
  Deferred fees (costs) and discounts ..            3                          5                          6
  Allowance for losses .................          575                        591                        598
                                           ----------                 ----------                 ----------
    Loans receivable, net ..............   $   35,634                 $   41,097                 $   47,341
                                           ==========                 ==========                 ==========

Type of Security:
Residential real estate:
  One-to-four family ...................   $   28,762        79.42%   $   32,660        78.34%   $   36,986        77.14%
  Multi-family .........................          253         0.70           377         0.90           423         0.88
Commercial real estate .................        2,599         7.18         3,307         7.94         4,669         9.74
Commercial loans .......................        1,748         4.83         2,236         5.36         2,434         5.08
Agriculture and land ...................          317         0.88           367         0.88           208         0.43
Consumer loans .........................        2,533         6.99         2,746         6.58         3,225         6.73
                                           ----------   ----------    ----------   ----------    ----------   ----------
    Total loans ........................       36,212       100.00%       41,693       100.00%       47,945       100.00%
                                                        ==========                 ==========                 ==========


Less:
  Deferred fees (costs) and discounts ..            3                          5                          6
  Allowance for losses .................          575                        591                        598
                                           ----------                 ----------                 ----------
  Loans receivable, net ................   $   35,634                 $   41,097                 $   47,341
                                           ==========                 ==========                 ==========

         RESIDENTIAL REAL ESTATE LENDING. The primary lending activity of the Banks is the origination of mortgage loans to enable borrowers to purchase or refinance existing one-to-four family homes. Management believes that this policy of focusing on one-to-four family residential mortgage loans located in its market area has been successful in contributing to interest income while keeping credit losses low. At December 31, 2002, $28.8 million, or 79.4% of the Banks' gross consolidated loan portfolio, consisted of loans secured by one-to-four family residential real estate. The average principal balance of the loans in the Banks' one-to-four family portfolio was approximately $38,911 at December 31, 2002. The Banks presently originate for retention in their portfolio both adjustable rate mortgage ("ARM") loans with terms of up to 25 years and fixed-rate mortgage loans with terms of up to 20 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At December 31, 2002, $8.1 million, or 22.3% of the Banks' gross loans, were subject to periodic interest rate adjustments.

         The loan fees charged, interest rates and other provisions of the Banks' ARM loans are determined by the Banks based on their own pricing criteria and competitive market conditions. The Banks originate one-year ARM loans secured by owner-occupied residences whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.75% above the one-year or, occasionally the three-year, constant maturity United States Treasury ("CMT") index. The Banks occasionally offer ARM loans with initial rates below those which would prevail under the foregoing terms, determined by the Banks based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At December 31, 2002, the initial interest rate on ARM loans offered by the Banks ranged from 5.50% to 6.50% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Banks' ARM loans is generally 2% per year and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

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

             COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING: Historically, the Banks have engaged in limited amounts of commercial real estate and multi-family lending. At December 31, 2002, commercial real estate loans aggregated $2.6 million, or 7.2% of the total consolidated loan portfolio and multi-family loans aggregated $253,000 or .7% of the total consolidated loan portfolio. The principal balance of such loans in the Banks' consolidated loan portfolio ranged from approximately $1,000 to $946,000 at December 31, 2002. Substantially all of these loans are secured by properties located in the Banks' market area. Such properties include churches, a library, golf courses and professional offices. Commercial real estate and multi-family loans are generally made for balloon terms of 5 to 10 years with a maximum amortization of 20 years.

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

             CONSTRUCTION LENDING. The Banks originate residential construction loans to individuals to construct one-to-four family homes. The Banks generally do not originate speculative construction loans (i.e., loans to builders to construct homes for which there are no contracts for sale in place). At December 31, 2002, construction loans totaled $84,000, or .2% of the gross consolidated loan portfolio.

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

                AGRICULTURE AND LAND LENDING. The Banks originate loans secured by farm residences and combinations of farm residences and farm real estate. The Banks also originate loans for the acquisition of land upon which the purchaser can then build. At December 31, 2002, the agriculture and land consolidated loan portfolio totaled $317,000 or .9% of total loans, substantially all of which were secured by properties located in the Banks' market area. Agriculture and land loans are generally made for the same terms and at the same interest rates as those offered on commercial real estate and multi-family loans, with a loan-to-value ratio which is generally limited to 75%.

                Loans secured by farm real estate generally involve greater risks than one-to-four family residential mortgage loans. Payments on loans secured by such properties may, in some instances be dependent on farm income from the properties. To address this risk, the Banks historically have not considered farm income when qualifying borrowers. In addition, such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, the Banks may be confronted with a property the value of which is insufficient to assure full repayment in the event of default and foreclosure.

                COMMERCIAL BUSINESS LENDING. The Banks became active in the origination of small commercial business loans in order to diversify their credit risk and increase the average yield and repricing speed of their interest-earning assets. At December 31, 2002, the commercial business loans aggregated $1.7 million, or 4.8%, of the loan portfolio. The principal balance of such loans in the Banks' loan portfolio ranged from approximately $4,000 to $1.0 million at December 31, 2002. Substantially all of these loans were made with borrowers located within the Banks' market area. Such loans are generally secured by equipment inventory, stock, and commercial real estate. Commercial business loans are generally made for one year or less, with the rate tied to prime, repricing accordingly.

                CONSUMER AND OTHER LOANS. The Banks offer a variety of secured or guaranteed consumer loans, including automobile loans, home improvement loans, unsecured loans and loans secured by savings deposits. Consumer loans are made at fixed interest rates and for varying terms. At December 31, 2002 the Banks' consumer loans totaled $2.5 million, or 7.0% of total loans. The Banks view consumer lending as an important component of their business operations because consumer loans generally have shorter terms and higher yields than one-to-four family real estate loans, thus reducing exposure to changes in interest rates. In addition, the Banks believe that offering consumer loans helps to expand and create stronger ties to their customer base.

                The largest category of consumer loans in the Banks' portfolio consists principally of direct loans secured by automobiles. The Banks generally do not originate loans secured by recreational vehicles. At December 31, 2002, consumer loans secured by automobiles totaled $555,000, or 1.5% of the Banks' total consolidated loan portfolio. Automobile loans are offered with maturities of up to 60 months for new automobiles and up to 48 months for used automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile and will be made based on amounts as set forth in the NADA "bluebook."

             The Banks began offering proprietary VISA credit cards during 1993 and, at December 31, 2002, there were 948 credit card accounts with a total balance of $549,000. This program has been offered to residents of the Banks' primary market area but card recipients need not otherwise be customers of the Banks. The VISA card program currently provides an individual borrowing limit of $3,500 or less, a fixed rate of interest of 12.9% and a "rebate" feature. The Banks may alter the general terms of this program as they seek to expand their credit card program.

             The third largest category of consumer loans in the Banks' portfolio consists of home improvement loans. At December 31, 2002, home improvement loans totaled $504,000, or 1.4% of the Banks' total consolidated loan portfolio. The Banks' home improvement loans are secured by the borrower's principal residence. The maximum amount of a home improvement loan is generally 80% of the appraised value of a borrower's real estate collateral less the amount of any prior mortgages or related liabilities. With respect to substantially all home improvement loans, the Banks hold the first mortgage on the borrower's residence. Home improvement loans are approved with fixed interest rates which are determined by the Banks based upon market conditions. Such loans may be fully amortized over the life of the loan or have a balloon feature. The maximum term for a home improvement loan is five years.

             The Banks had $125,000, or .4% of total loans in unsecured consumer loans at December 31, 2002. These loans are made for a maximum of 30 months or less with fixed rates of interest and are offered primarily to existing customers of the Banks.

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

             MATURITY OF CONSOLIDATED LOAN PORTFOLIO. The following table sets forth at December 31, 2002 certain information regarding the dollar amount of loans maturing in the Banks' portfolio based on their contractual terms to maturity. Demand loans (loans having no stated repayment schedule and no stated maturity) and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, and allowance for loan losses.


                                      During the Year            After     After      After
                                     Ending December 31,        3 Years    5 Years    10 Years
                               ------------------------------   Through    Through    Through    Beyond
                                 2003       2004       2005     5 Years    10 Years   15 Years   15 Years    Total
                               --------   --------   --------   --------   --------   --------   --------   --------
                                                              (Dollars in Thousands)
Commercial loans ...........   $  1,561   $     --   $     79   $     --   $     --   $     --   $    108   $  1,748
Real estate mortgage .......        281        674      1,064      4,643      7,023      8,320      6,672     28,677
Commercial real estate .....        222         17        353        807        352        372      1,047      3,170
Construction ...............         84         --         --         --         --         --         --         84
Home improvement ...........         49         36        111        113        152         --         43        504
Automobile .................        153        125        138        139         --         --         --        555
Credit cards ...............        549         --         --         --         --         --         --        549
Other ......................        654         74         59         22        116         --         --        925
                               --------   --------   --------   --------   --------   --------   --------   --------
   Total loans .............   $  3,553   $    926   $  1,804   $  5,724   $  7,643   $  8,692   $  7,870   $ 36,212
                               ========   ========   ========   ========   ========   ========   ========   ========

      The following table sets forth the dollar amount of all loans due after December 31, 2003 which have fixed interest rates and have floating or adjustable interest rates.

                                            Fixed                 Floating- or
                                            Rates               Adjustable-Rates
                                          --------              ----------------
                                                   (Dollars in Thousands)
Commercial loans.....................     $    187                    $     --
Real estate mortgage.................       24,479                       3,917
Commercial real estate...............        1,248                       1,700
Construction.........................           --                          --
Home improvement.....................          455                          --
Automobile...........................          401                          --
Credit cards.........................           --                          --
Other................................          272                          --
                                          --------                    --------
   Total.............................     $ 27,042                    $  5,617
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

           LOAN ORIGINATIONS, SALES AND PURCHASES. During the years ended December 31, 2002, 2001 and 2000, the Banks' total loan originations were $6.9 million, $7.4 million and $8.8 million, respectively. While the Banks originate both adjustable-rate and fixed-rate loans, their ability to generate each type of loan depends upon relative customer demand for loans in their market.

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

                                         Year Ended December 31,
                                    --------------------------------
                                      2002        2001        2000
                                    --------    --------    --------

                                         (Dollars in Thousands)
Total loans at beginning
  of period .....................   $ 41,097    $ 47,341    $ 48,277
                                    --------    --------    --------
Loans originated:
  Commercial loans ..............          5         316         402
  Single-family residential .....      4,718       3,547       4,853
  Commercial real estate ........        228         839         674
  Construction loans ............        466         853         810
  Agriculture and land ..........         --          --          --
  Consumer ......................      1,486       1,813       2,040
                                    --------    --------    --------
    Total loans originated ......      6,903       7,368       8,779
                                    --------    --------    --------
Loan principal repayments .......     12,330      13,448       9,662

Decrease in
  other items, net ..............        (36)       (164)        (53)
                                    --------    --------    --------
Total loans at
  end of period .................   $ 35,634    $ 41,097    $ 47,341
                                    ========    ========    ========

           LOAN COMMITMENTS. The Banks issue, without fee, commitments for one-to-four family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and at a specified interest rate and are honored for up to three months from the date of loan approval. At December 31, 2002, the Banks had outstanding commitments to originate residential loans and fund outstanding credit lines of approximately $5.1 million, of which $3.8 million were fixed rate commitments ranging from a rate of 5.25% to 12.9%. Variable rate commitments totaled $1.3 million. Commitments to extend credit may involve elements of interest rate risk in excess of the amount recognized in the consolidated balance sheets. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Banks since the time the commitment was made.

           LOAN ORIGINATION AND OTHER FEES. The Banks, in some instances, receive loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Banks is generally up to 1.0% for mortgage loans and construction loans. Origination fees received (net of certain loan origination costs) for originating loans should be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Banks had $3,000 of net deferred loan fees at December 31, 2002.

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

                                                                     At December 31,
                                    ---------------------------------------------------------------------------------
                                               2002                       2001                        2000
                                    --------------------------  -------------------------  --------------------------
                                                   Percentage                 Percentage                  Percentage
                                     Principal      of Gross     Principal     of Gross     Principal      of Gross
                                      Balance        Loans        Balance       Loans        Balance        Loans
                                    ------------  ------------  -----------  ------------  ------------  ------------
                                                                (Dollars in Thousands)
Loans delinquent for:
  30 - 59 days....................    $   513         1.42%       $   484        1.16%       $   438          0.91%
  60 - 89 days....................        144         0.40             16        0.04             80          0.17
                                      -------        -----        -------       -----        -------         -----
                                      $   657         1.82%       $   500        1.20%       $   518          1.08%
                                      =======        =====        =======       =====        =======         =====

           The following table sets forth information with respect to the Banks' non-performing assets at the dates indicated. The Banks have no restructured loans at any of the dates indicated.

                                                                  At December 31,
                                                     -------------------------------------------
                                                        2002            2001            2000
                                                     ----------      ----------      ----------
                                                               (Dollars in Thousands)
Non-performing loans:
Loans accounted for on a non-accrual basis:
  Real Estate:
    Residential ................................     $       46      $      124      $      115
    Commercial .................................             --              --              --
  Consumer .....................................              8               5              15
                                                     ----------      ----------      ----------
    Total ......................................             54             129             130
                                                     ----------      ----------      ----------

Accruing loans which are contractually
  past due 90 days or more:
Residential real estate ........................             --              --              --
Consumer .......................................             --              --              --
                                                     ----------      ----------      ----------
    Total ......................................             --              --              --
                                                     ----------      ----------      ----------

    Total non-performing loans .................             54             129             130

Real estate acquired by foreclosure, net .......             20              20             145
                                                     ----------      ----------      ----------
Total non-performing assets ....................     $       74      $      149      $      275
                                                     ==========      ==========      ==========

Total non-performing loans to net loans ........           0.15%           0.31%           0.27%
                                                     ----------      ----------      ----------

Total allowance for loan losses to
  non-performing loans .........................       1,072.50%         458.69%         460.17%
                                                     ==========      ==========      ==========

Total non-performing assets to total assets ....           0.06%           0.13%           0.23%
                                                     ==========      ==========      ==========

           At December 31, 2002 management of the Banks was unaware of any material loans not disclosed in the above table but where known information about possible credit problems of the borrowers caused management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms at that date and which may result in future inclusion in the non-performing assets category.

           REAL ESTATE ACQUIRED BY FORECLOSURE. The Banks had $20,000 in real estate acquired by foreclosure at December 31, 2002, which consisted of one piece of property.

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

             The aggregate amounts of the Banks' classified assets including assets designated special mention and general and specific loss allowances at the dates indicated, were as follows:


                                                 At December 31,
                                       ----------------------------------
                                         2002         2001         2000
                                       --------     --------     --------
                                             (Dollars in Thousands)
Loss .............................     $     --     $     --     $     --
Doubtful .........................           --           --           --
Substandard ......................          611          149          275
Special mention ..................           --          335          538
                                       --------     --------     --------
   Total .........................     $    611     $    484     $    813
                                       ========     ========     ========

General loss allowances ..........     $    575     $    591     $    598
Specific loss allowances .........           --           --           --
                                       --------     --------     --------
   Total loss allowances .........     $    575     $    591     $    598
                                       ========     ========     ========


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

             At December 31, 2002, the Banks had an allowance for general loan losses of $575,000. Management believes that the amount maintained in the allowance will be adequate to absorb known and probable losses in the consolidated portfolio. Although management believes that it uses information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

             The following table sets forth an analysis of the Banks' allowances for loan losses for the periods indicated.

                                                      At December 31,
                                          --------------------------------------
                                            2002           2001           2000
                                          --------       --------       --------
                                                  (Dollars in Thousands)
Allowance at beginning of period ....     $    591       $    598       $    605

Provision for loan losses ...........           --             --             --
Recoveries ..........................            4              9             14

Charge-offs:
  Residential real estate ...........          (15)            (2)            --
  Commercial real estate ............           --             --             --
  Consumer ..........................           (5)           (14)           (21)
                                          --------       --------       --------
    Total charge-offs ...............          (20)           (16)           (21)
                                          --------       --------       --------
  Allowance at end of period ........     $    575       $    591       $    598
                                          ========       ========       ========
Ratio of allowance to total
  loans outstanding at
  the end of the period .............         1.59%          1.42%          1.25%
                                          ========       ========       ========
Ratio of net charge-offs to
  average loans outstanding
  during the period .................         0.04%          0.02%          0.02%
                                          ========       ========       ========

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

                                                                     At December 31,
                                   ----------------------------------------------------------------------------------------
                                              2002                          2001                           2000
                                   ---------------------------   ----------------------------   ---------------------------
                                           As a %     % of                As a %     % of               As a %     % of
                                           of Out-    Loans in            of Out-    Loans in           of Out-    Loans in
                                           standing   Category            standing   Category           standing   Category
                                           Loans in   to Total            Loans in   to Total           Loans in   to Total
                                   Amount  Category   Loans      Amount   Category   Loans      Amount  Category   Loans
                                   ------  --------   --------   ------   --------   --------   ------  --------   --------
                                                                 (Dollars in Thousands)
Real estate - mortgage:
 Residential...................    $  198     .69%      79.4%    $  176      .54%       78.3%   $  185      .50%      77.1%
 Commercial....................       126    3.99        7.9         53     1.30         8.8        71     1.52       10.6
Commercial.....................        39    2.22        4.8         55     2.45         5.4        65     2.68        5.1
Agriculture and land...........         6    1.89         .9          7     1.91         0.9         4     1.92        0.4
Consumer.......................        46    1.80        7.0         42     1.51         6.6        52     1.61        6.7
Unallocated reserve............       160                           258                            221
                                   ------             ------     ------               ------    ------              ------
  Total allowance for
   loan losses.................    $  575              100.0%    $  591                100.0%   $  598               100.0%
                                   ======             ======     ======               ======    ======              ======


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

            At December 31, 2002, the Banks' investment portfolio, mortgage-backed security portfolio, federal funds sold and interest-bearing deposits totaled $74.2 million and consisted principally of U.S. Government and agency obligations, mortgage-backed securities, municipal obligations, equity securities, federal funds sold, interest-bearing deposits, Federal Home Loan Bank Stock ("FHLB"), and Federal Reserve Bank Stock ("FRB"). At December 31, 2002, the Banks' investment portfolio did not contain any securities of a single issuer (other than the United States Government and agencies thereof) which had an aggregate book value in excess of 10% of the Banks' equity at that date.

            As of December 31, 2002, the held to maturity investment portfolio of the Banks contained securities with an amortized cost of $37.6 million and a fair value of $38.5 million and consisted of U.S. Government and agency obligations, municipal and state obligations, corporate bonds and mortgage-backed bonds. At December 31, 2002, the Banks' investment securities available for sale portfolio consisted of securities of states and municipalities with an amortized cost and fair value of $900,000. At December 31, 2002, the Banks held $353,000 in securities that were classified as trading securities.

            INVESTMENT STRATEGY. Historically, the Banks have maintained a substantial proportion of their assets in investments and mortgage-related securities. The objectives of these investments are to: (i) provide sufficient liquidity to fund the operational needs of the Banks, (ii) provide a stable base of income with minimal credit risk, (iii) invest those deposit funds in excess of the mortgage and consumer lending volumes available to the Banks in their market area, (iv) invest the deposit funds attributable to Gilster-Mary Lee, and (v) generally assist in managing the interest rate risk of the Banks. The Banks invest in U.S. Government and U.S. Government agency securities, securities of U.S. Government-sponsored enterprises (e.g., Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC")), tax-exempt securities of states and municipalities, corporate bonds, mutual fund shares, short-term interest-bearing deposits and federally insured certificates of deposits in other financial institutions, FHLB-Chicago stock, and mortgage-related securities (including mortgage-backed securities and collateralized mortgage obligations). The foregoing securities serve different functions within the context of the Banks' investment practices.

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

            The Banks have invested primarily in federal agency securities, principally FNMA, FHLMC and GNMA. The Banks also invest in collateralized mortgage obligations ("CMOs") that have fixed interest rates. At December 31, 2002, net mortgage-backed and related securities totaled $3.2 million, or 2.9% of total assets. At December 31, 2002, all of the mortgage-backed and mortgage related securities were fixed rate. The mortgage-backed securities portfolio had coupon rates ranging from 5.00% to 7.50% and had a weighted average yield of 5.70% at December 31, 2002. The estimated fair value of the Banks' mortgage-backed securities at December 31, 2002 was $3.4 million.

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

             CMOs generally have similar characteristics as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. The Banks held investment grade CMOs with a net carrying value of $888,000 at December 31, 2002. CMOs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At December 31, 2002, the Banks did not own any privately issued CMOs.

             Derivatives also include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Banks have not invested in, and currently do not intend to invest in, these "off balance sheet" derivative instruments, although the Banks' investment policies do not prohibit such investments. The Banks evaluate their mortgage-related securities portfolio quarterly for compliance with applicable regulatory requirements, including testing for identification of high risk investments. At December 31, 2002, the Banks did not have any derivatives or high risk securities.

            Of the Banks' $3.2 million mortgage-backed securities portfolio at December 31, 2002, $2.1 million with an average coupon rate of 6.05% had contractual maturities within ten years and $1.1 million with an average coupon rate of 6.70% had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Banks may be subject to reinvestment risk because, to the extent that the Banks' mortgage-backed securities amortize or prepay faster than anticipated, the Banks may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

            The following table sets forth the composition of the Banks' mortgage-backed securities portfolio at the dates indicated.

                                                                                  At December 31,
                                                 ------------------------------------------------------------------------------
                                                           2002                      2001                      2000
                                                 ------------------------    -----------------------   ------------------------
                                                  Carrying    Percent of     Carrying    Percent of     Carrying    Percent of
                                                   Value       Portfolio      Value      Portfolio       Value       Portfolio
                                                 ----------  ------------   ----------  ------------   ----------  ------------
                                                                             (Dollars in Thousands)
Mortgage-backed securities:
   Available for sale (at fair value):
     GNMA.................................       $       --            --%  $      159          2.24%  $      819          5.26%
     FNMA.................................               --            --          353          4.96        1,955         12.54
     FHLMC................................               --            --           --            --        2,323         14.91
                                                 ----------  ------------   ----------  ------------   ----------  ------------
       Total mortgage-backed
         securities available for sale....               --            --          512          7.20        5,097         32.71
                                                 ----------  ------------   ----------  ------------   ----------  ------------

   Held to maturity (at amortized cost):
     GNMA.................................              266          8.20          626          8.80           --            --
     FNMA.................................            1,025         31.63        1,716         24.14        2,604         16.71
     FHLMC................................            1,062         32.77        1,708         24.02        1,623         10.41
     Collateralized mortgage obligations..              888         27.40        2,548         35.84        6,261         40.17
        Total mortgage-backed
          securities held to maturity.....            3,241        100.00        6,598         92.80       10,488         67.29
                                                 ----------  ------------   ----------  ------------   ----------  ------------
  Total mortgage-backed securities........       $    3,241        100.00%  $    7,110        100.00%  $   15,585        100.00%
                                                 ==========  ============   ==========  ============   ==========  ============

          The following table shows purchases, sales and repayments of mortgage-backed securities during the periods indicated.

                                                        Year Ended December 31,
                                                 ------------------------------------
                                                   2002          2001          2000
                                                 --------      --------      --------
                                                         (Dollars in Thousands)
Mortgage-backed securities, net,
   at beginning of period ..................     $  7,110      $ 15,585      $ 21,735
Purchases ..................................           --         1,498            --
Sales ......................................         (435)       (3,794)         (538)
Repayments .................................       (3,405)       (6,304)       (5,723)
Increase (decrease) in other items, net ....          (29)          125           111
                                                 --------      --------      --------
Mortgage-backed securities, net,
   at end of period ........................     $  3,241      $  7,110      $ 15,585
                                                 ========      ========      ========

            The following tables set forth the composition of the Banks' investment portfolio at the dates indicated.


                                                                                  At December 31,
                                                   -----------------------------------------------------------------------------
                                                            2002                        2001                       2000
                                                   ------------------------    ------------------------   ----------------------
                                                   Carrying     Percent of     Carrying     Percent of    Carrying   Percent of
                                                    Value        Portfolio      Value        Portfolio      Value     Portfolio
                                                   --------     -----------    --------     -----------   --------   -----------
                                                                               (Dollars in Thousands)
Investment securities:
   Available for sale (at fair value):
     Securities of U.S. government ............... $     --              --    $     --              --   $    252           0.5%
     Securities of U.S. agencies .................       --              --          --              --      1,502           3.0
     Securities of states and municipalities .....      900             1.3          --              --         --            --
     Mutual fund shares ..........................       --              --       1,632             2.7         --            --
        Total investment securities
          available for sale .....................      900             1.3       1,632             2.7      1,754           3.5
                                                   --------     -----------    --------     -----------   --------   -----------
   Held to maturity (at amortized cost):
     Securities of U.S. agencies .................   27,867            39.3      25,900            43.2     25,740          51.2
     Mortgage-backed securities ..................    1,000             1.4       1,000             1.7      3,000           6.0
     Corporate bonds .............................    2,506             3.5          --              --         --            --
     Securities of states and municipalities .....    6,179             8.7       7,672            12.8      5,988          11.9
        Total investment securities held to
          maturity ...............................   37,552            52.9      34,572            57.7     34,728          69.1
                                                   --------     -----------    --------     -----------   --------   -----------
        Total investment securities ..............   38,452            54.2      36,204            60.4     36,482          72.6

Interest-bearing deposits ........................   18,677            26.2       3,406             5.7      4,418           8.8
Federal funds sold ...............................    9,975            14.1      16,760            28.0      6,050          12.0
Certificates of deposit ..........................       --              --          --              --      1,000           2.0
Equity securities ................................       --              --         200             0.3      1,073           2.1
Trading securities ...............................      353             0.5          --              --         --            --
FHLB stock .......................................    3,097             4.4       2,942             4.9        845           1.7
FRB stocks .......................................      405             0.6         405             0.7        405           0.8
                                                   --------     -----------    --------     -----------   --------   -----------
        Total investments ........................ $ 70,959           100.0%   $ 59,917           100.0%  $ 50,273         100.0%
                                                   ========     ===========    ========     ===========   ========   ===========

                                                                           At December 31, 2002
                                          -----------------------------------------------------------------------------------------
                                                                     More than              More than
                                            One Year or Less     One to Five Years       Five to Ten Years     More than Ten Years
                                          -------------------   -------------------    ---------------------   --------------------
                                                    Weighted               Weighted                 Weighted               Weighted
                                          Carrying   Average    Carrying   Average     Carrying      Average   Carrying     Average
                                            Value     Yield       Value     Yield        Value        Yield      Value       Yield
                                          --------  ---------   --------   --------    --------     --------   --------    --------
                                                                              (Dollars in Thousands)
Investment securities:
Available for sale (at fair value):
  Securities of states and
    municipalities(1) ..................       900    2.50%           --      --%            --             %        --          --%
Held to maturity (at amortized cost):
  Securities of U.S. agencies ..........     2,498    5.56%       18,018    4.32%         7,351         3.54%        --          --%
  Mortgage-backed bonds ................        --      --%           --      --%         1,000         4.50%        --          --%
  Corporate bonds ......................        --      --%        2,506    6.32%            --           --%        --          --%
  Securities of states and
    municipalities(1) ..................       940    2.35%        1,671    4.54%           685         4.70%     2,883        5.67%
                                          --------              --------               --------                --------
      Total investment securities(2) ...  $  4,338              $ 22,195               $  9,036                $  2,883
                                          ========              ========               ========                ========

(1) Tax exempt state and municipal securities are presented on a tax equivalent basis assuming a tax rate of 34%.

(2) Nonmarketable equity securities have no stated maturity, therefore stated maturities are not disclosed.

             U.S. AGENCY OBLIGATIONS. The Banks' portfolio of U.S. agency obligations, and nonmarketable equity securities had a fair value of $31.7 million ($31.4 million at amortized cost) at December 31, 2002. The portfolio consisted of short to medium-term (up to ten years) securities.

             SECURITIES OF STATES AND MUNICIPALITIES. The Banks' municipal bond portfolio, which at December 31, 2002, totaled $7.5 million at estimated fair value ($7.1 million at amortized cost), was comprised primarily of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed only by revenues from the specific project being financed) issued by various housing authorities and public hospital, water and sanitation districts in various states. At December 31, 2002, general obligation bonds and revenue bonds totaled $4.5 million and $2.5 million, respectively. The bonds are purchased with laddered maturities of up to four years with an average principal amount of approximately $250,000, of which $900,000 (at amortized cost) were held in the Banks' available for sale portfolio. Most of the municipal bonds are rated by a nationally recognized statistical rating organization (e.g., Moody's or Standard and Poor's) and the unrated bonds have been purchased principally from local authorities. At December 31, 2002, the Banks' municipal bond portfolio was comprised of 32 bonds, the average principal amount of which was $221,000. At such date the weighted average life of the portfolio was approximately 8.3 years and had a weighted average coupon rate of 4.51%. At that date, the largest security in the portfolio was a revenue bond issued by a local government, with an amortized cost of $1.6 million and a fair value of $1.8 million. Because interest earned on municipal bonds is exempt from federal, and, in certain cases, state and local income taxes, the municipal bond portfolio has contributed to an effective income tax rate for the Banks below the federal tax rate and one that the Banks believe is below their peers.

             CORPORATE BONDS. The Banks' portfolio of corporate bonds had a fair value of $2.7 million ($2.5 million at amortized cost) at December 31, 2002. The portfolio consisted of medium-term (up to ten years) securities with an average yield of 6.32%.

             MORTGAGE BACKED BONDS. At December 31, 2002, the Banks' investment portfolio included securities issued by the FHLMC. At December 31, 2002, such bonds had an aggregate amortized cost and fair value of $1.0 million, an average life of approximately 9.3 years, and an average coupon rate of 4.50%.

            TRADING SECURITIES. At December 31, 2002, the Bank's investment portfolio included three stocks, which were held in the trading portfolio. Trading securities, which are held for the short term, in anticipation of market gains, are carried at fair value. At December 31, 2002, such stocks had a fair value of $353,000. Realized and unrealized gains and losses on trading securities are included in current income as a component of other income.


DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

            GENERAL. Deposits, federal funds purchased, FHLB advances and loan repayments are the major sources of the Banks' funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Chicago or federal funds purchased may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At December 31, 2002 the Banks had $5.0 million in FHLB advances.

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

            The following table sets forth certain information concerning the Banks' time deposits and other interest-bearing deposits at December 31, 2002.

                                                                          Balance
   Weighted                                                             -----------     Percentage
   Average        Original                                    Minimum   (Dollars in      of Total
Interest Rate       Term                Category               Amount    Thousands)      Deposits
-------------     --------              --------              -------   -----------     ----------
          --%       None      Non-interest bearing checking   $   100   $     5,149           5.43%
        0.25        None      NOW accounts                        100         8,355           8.81
        1.14        None      Money market demand               2,500        22,619          23.85
        1.01        None      Statement savings                    30         6,872           7.25

                              Certificates of Deposit

        1.25       91-day     Fixed-term, fixed-rate              500           400           0.42
        2.30      6 months    Fixed-term, fixed-rate              500         8,462           8.92
        2.45       1 year     Fixed-term, fixed-rate              500           184           0.19
        2.37       1 year     Fixed-term, fixed-rate              500         7,510           7.92
        2.88     18 months    Fixed-term, fixed-rate              500         3,256           3.43
        4.73     30 months    Fixed-term, fixed-rate              500        22,927          24.17
        4.08       4 years    Fixed-term, fixed-rate              500           882           0.93
        1.73      Various     Fixed-term, fixed-rate          100,000         8,232           8.68
                                                                        -----------     ----------
                                                                        $    94,848          100.0%
                                                                        ===========     ==========

            The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.

                                           Certificates
            Maturity Period                 of Deposit
---------------------------------------    -------------
                                             (Dollars
                                           in Thousands)
Three months or less..................       $  5,611
Over three through six months.........          4,010
Over six through 12 months............          1,575
Over 12 months........................          1,162
                                             --------
     Total............................       $ 12,358
                                             ========


DEPOSIT FLOW

            The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Banks at the dates indicated.

                                                               At December 31,
                                        --------------------------------------------------------------
                                                2002                                     2001
                                        ---------------------                    ---------------------
                                                      Percent                                 Percent
                                                        of          Increase                     of
                                         Amount        Total       (Decrease)     Amount       Total
                                        --------     --------      ----------    --------     --------
                                                            (Dollars in Thousands)
Non-interest-bearing checking .....     $  5,149         5.43%     $     127     $  5,022         5.49%
NOW checking ......................        8,355         8.81            431        7,924         8.67
Statement savings .................        6,872         7.25            107        6,765         7.40
Money market demand ...............       22,619        23.85          4,240       18,379        20.11
Fixed-rate certificates which
mature in the year ending(1)(2):
   Within 1 year ..................       41,317        43.55          7,461       33,856        37.04
   After 1 year, but
      within 2 years ..............        6,959         7.34         (8,091)      15,050        16.46
   After 2 years, but
      within 5 years ..............        3,577         3.77           (841)       4,418         4.83
                                        --------     --------      ---------     --------     --------
      Total .......................     $ 94,848       100.00%     $   3,434     $ 91,414       100.00%
                                        ========     ========      =========     ========     ========

(1) At December 31, 2002 and at December 31, 2001, certificates of deposits of $100,000 or more amounted to $12.4 million and $10.3 million, respectively.

(2) IRA accounts included in certificate balances are $8.5 million and $7.7 million at December 31, 2002 and December 31, 2001, respectively.

TIME DEPOSITS BY RATES


            The following table sets forth the time deposits in the Banks classified by rates at the dates indicated.

                                               At December 31,
                                     ----------------------------------
                                       2002         2001         2000
                                     --------     --------     --------
                                            (Dollars in Thousands)
2.00 - 2.99% ...................     $ 28,315     $ 11,339     $     --
3.00 - 4.99% ...................       11,031       18,776        9,894
5.00 - 6.99% ...................       12,507       23,209       45,627
7.00 - 8.99% ...................           --           --        3,207
                                     --------     --------     --------
    Total ......................     $ 51,853     $ 53,324     $ 58,728
                                     ========     ========     ========

            The following table sets forth the amount and maturities of time deposits at December 31, 2002.

                                            Amount Due
                            -----------------------------------------                   Percent
                                          Over       Over      Over                     of Total
                            Less than      1-2        2-3       3-4                   Certificate
                            One Year      Years      Years     Years     Total          Accounts
                            ---------    -------    -------   -------   --------      -----------
2.00 - 2.99%.............   $  25,985    $ 1,005    $ 1,325   $    --   $ 28,315          54.6%
3.00 - 4.99%.............       2,920      5,930      1,936       245     11,031          21.3%
5.00 - 6.99%.............      12,412         24         71        --     12,507          24.1%
                            ---------    -------    -------   -------   --------        ------
     Total                  $  41,317    $ 6,959    $ 3,332   $   245   $ 51,853         100.0%
                            =========    =======    =======   =======   ========        ======

            The following table sets forth the average balances and interest rates based on monthly balances for transaction accounts and certificates of deposit for the periods indicated.

                                                    Year Ended December 31,
                          -------------------------------------------------------------------------
                                   2002                      2001                      2000
                          ---------------------     ---------------------     ---------------------
                          Interest-                 Interest-                 Interest-
                          Bearing      Certifi-     Bearing      Certifi-     Bearing      Certifi-
                          Demand       cates of     Demand       cates of     Demand       cates of
                          Deposits     Deposits     Deposits     Deposits     Deposits     Deposits
                          ---------    --------     ---------    --------     ---------    --------
Average Balance......     $  34,387    $ 51,677     $  32,823    $ 59,209     $  33,404    $ 56,160
Average Rate.........          1.00%       3.67%         2.10%       5.24%         3.16%       5.32%

            The following table sets forth the savings activities of the Banks for the periods indicated.

                                              Year Ended December 31,
                                       -----------------------------------
                                         2002         2001          2000
                                       --------     --------      --------
                                             (Dollars in Thousands)
Beginning Balance ................     $ 91,414     $ 96,991      $ 90,753
                                       --------     --------      --------
Net increase (decrease)
  before interest credited .......        1,815       (7,909)        3,568

Interest credited ................        1,619        2,332         2,670
                                       --------     --------      --------
Net increase (decrease) in
  savings deposits ...............        3,434       (5,577)        6,238
                                       --------     --------      --------
Ending Balance ...................     $ 94,848     $ 91,414      $ 96,991
                                       ========     ========      ========


BORROWINGS

            The Banks have the ability to use advances from the FHLB-Chicago to supplement their supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Chicago functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Chicago, the Banks are required to own capital stock in the FHLB-Chicago and are authorized to apply for advances on the security of such stock and certain of their mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2002 and 2001 the Banks had $5.0 million of fixed-term, callable advances from the FHLB, with a weighted average interest rate of 4.86%, maturing January 17, 2011. At December 31, 2000, the Banks had no borrowings from the FHLB-Chicago.


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


PERSONNEL

         As of December 31, 2002, the Banks had 23 full-time employees and 9 part time employees, none of whom were represented by a collective bargaining unit. The Banks believe their relationships with their employees is good.


REGULATION OF THE BANKS

         The Banks are national banks subject to regulation, supervision and examination by the OCC. In addition, the Banks' deposits are insured by the FDIC up to the maximum amount permitted by law, and are therefore subject to regulation, supervision and examination by the FDIC. See "2002 Annual Report -
Note 8 Regulatory Matters."

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

ITEM 2. Properties

         The following table sets forth the Banks' offices, as well as certain additional information relating to the offices, as of December 31, 2002.

                                        Year        Building          Land          Building
Location                  County       Opened     Owned/Leased    Owned/Leased   Square Footage       Deposits
--------                  ------       ------     ------------    ------------   --------------    --------------
                                                                                                   (In Thousands)
Chester National Bank
Main Office

1112 State Street         Randolph      1919         Owned           Owned              10,345         $63,950
Chester, Illinois 62233

Chester National Bank
Branch Offices

165 West Broadway         Randolph      1989         Owned           Owned              11,142          19,916
Sparta, Illinois 62286

1414 South Main           Randolph      1989         Owned           Owned               1,032           4,110
Red Bud, Illinois 62278

Chester National Bank
of Missouri Main Office

1010 North Main           Perry         1990         Owned           Owned               3,900           6,872
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

                                     PART II


ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The section of Annual Report to the Stockholders for the fiscal year ended December 31, 2002, entitled "Common Stock and Related Matters" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.


ITEM 6. Selected Financial Data.

The section of the Annual Report to the Stockholders for the fiscal year ended December 31, 2002, entitled "Selected Consolidated Financial Information" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The section of the Annual Report to the Stockholders for the fiscal year ended December 31, 2002, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.


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

The Company does not engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

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

The Company uses an independent consulting firm to perform interest rate sensitivity analysis for all product categories. The Company's primary focus of its analysis is on the effect of interest rate increases and decreases on net interest income. Management believes that this analysis reflects the potential effects on current earnings on interest rate changes. Call criteria and prepayment assumptions are taken into consideration for fixed term assets. The following table shows projected results at December 31, 2002 and December 31, 2001 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                     +200         +100        -100       -200
         December 31, 2002           6.72%        3.36%      (3.75%)    (8.30%)
         December 31, 2001          11.02%        5.56%      (5.94%)    (9.29%)


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


ITEM 8. Financial Statements and Supplementary Data.

The sections of the Annual Report to the Stockholders for the fiscal year ended December 31, 2002, entitled "Chester Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Income," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity," "Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows," "Chester Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements" are hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The section of the 2003 Proxy Statement, entitled "Auditors", is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.

                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant.

The sections of the 2003 Proxy Statement, entitled "Proposal I - Election of Directors," and "Compliance with Section 16(a) of the Exchange Act," as well as the "Employment Agreements" portion of the section entitled "Executive Compensation," are hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.


ITEM 11. Executive Compensation.

The section of the 2003 Proxy Statement, entitled "Executive Compensation," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The section of the 2003 Proxy Statement, entitled "Security Ownership of Certain Beneficial Owners and Management," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.


ITEM 13. Certain Relationships and Related Transactions.

The section of the 2003 Proxy Statement, entitled "Transactions with Management," is hereby incorporated by reference. No other sections of such Proxy Statement are incorporated herein by this reference.


ITEM 14. Controls and Procedures

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


ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

The following information appearing in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2002 is incorporated by reference as Exhibit 13 to this Annual Report on Form 10-K. No other sections of such Annual Report are incorporated herein by this reference.

Annual Report Sections:

Independent Auditors' Report:

Chester Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets as of the
         Years Ended December 31, 2002 and 2001.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Income for the
         Years Ended December 31, 2002, 2001, and 2000.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive
         Income for the Years Ended December 31, 2002, 2001, 2000.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Stockholders'
         Equity for the Years Ended December 31, 2002, 2001, and 2000.

Chester Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000.

Chester Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial
         Statements December 31, 2002 and 2001.


(a)(2) Financial Statement Schedules.  Not applicable.

(a)(3) Exhibits

                                                                                            Reference to Prior Filing or
Regulation S-K                                                                              Exhibit Number Attached
Exhibit Number           Document                                                           Hereto
--------------           --------                                                           -----------------------------
3.1                      Certificate of Incorporation of Chester Bancorp, Inc.              (1)

3.2                      Bylaws of Chester Bancorp.                                         (1)

10.1                     Employment Agreement with Michael W. Welge*                        10.1

10.2                     Employment Agreement with Edward K. Collins*                       10.2

10.3                     1997 Stock Option Plan*                                            (1)

10.4                     Management Recognition and Development Plan*                       (1)

10.5                     Employee Stock Ownership Plan and Trust Agreement*                 (1)

10.6                     2000 Stock Option Plan*                                            (2)

13                       Annual Report to Stockholders for Fiscal Year Ended                13
                         December 31, 2002.

21                       Subsidiaries of Chester Bancorp, Inc.                              (1)

23.1                     Consent from McGladrey & Pullen, LLP                               23.1

99                       Proxy Statement for the 2003 Annual meeting of the                 99
                         Stockholders of Chester Bancorp, Inc.

99.1                     Certification of Chief Executive Officer Pursuant to               99.1
                         18 U.S.C. Section 1350, as adopted pursuant to Section
                         906 of the Sarbanes-Oxley Act of 2002.

99.2                     Certification of Chief Financial Officer Pursuant to               99.2
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


                                     Chester Bancorp, Inc.

March 26, 2003                       By  /s/ Michael W. Welge
                                         ---------------------------------
                                     Michael W. Welge,
                                     Chairman of the Board, President,
                                     Chief Financial Officer, and Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 26, 2003                       By  /s/ Edward K. Collins
                                         ------------------------------
                                     Edward K. Collins,
                                     Treasurer, Secretary, and Director

March 26, 2003                       By  /s/ Carl H. Welge
                                         ------------------------------
                                     Carl H. Welge,
                                     Director

March 26, 2003                       By  /s/ Thomas E. Welch
                                         ------------------------------
                                     Thomas E. Welch, Jr.
                                     Director

March 26, 2003                       By  /s/ John R. Beck
                                         ------------------------------
                                     John R. Beck, M.D.
                                     Director

March 26, 2003                       By  /s/ James C. McDonald
                                         ------------------------------
                                     James C. McDonald,
                                     Director

                                 CERTIFICATIONS


Certification of Principal Executive Officer

I, Edward K. Collins, certify that:

1. I have reviewed this annual report on Form 10-K of Chester Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 26, 2003                         /s/ Edward K. Collins
                                       -----------------------------
                                       Edward K. Collins
                                       Chief Executive Officer
                                       (Principal Executive Officer)

                                 CERTIFICATIONS


Certification of Principal Financial Officer

I, Michael W. Welge, certify that:

1. I have reviewed this annual report on Form 10-K of Chester, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 26, 2003                       /s/ Michael W. Welge
                                     ------------------------------------
                                     Michael W. Welge
                                     Chairman of the Board, President and
                                     Financial Officer
                                     (Principal Financial Officer)