Form 10-Q
period 2003-03-31
CHESTER BANCORP INC
filed 2003-05-12
CIK 1010838

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_________________ to_________________

                        Commission file number: 000-21167
                             ----------------------
                              Chester Bancorp, Inc.
             (Exact name of registrant as specified in its charter)
                           ------------------------

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

    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 893,321 on May 12, 2003.
================================================================================

                                    FORM 10-Q
                                      Index

                                                                                                       Page
                                                                                                      Number
PART I.     FINANCIAL INFORMATION
   Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets..........................................................        4

            Consolidated Statements of Income....................................................        5

            Consolidated Statement of Stockholders' Equity.......................................        6

            Consolidated Statements of Cash Flows................................................        7

            Consolidated Statements of Comprehensive Income......................................        9

            Notes to Unaudited Consolidated Financial Statements.................................       10

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................................       13

   Item 3. Quantitative and Qualitative Disclosures About Market Risks...........................       20

   Item 4. Controls and Procedures...............................................................       20

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings.....................................................................       21

   Item 2. Changes in Securities.................................................................       21

   Item 3. Defaults upon Senior Securities.......................................................       21

   Item 4. Submission of Matters to a Vote
            of Securities Holders................................................................       21

   Item 5. Other Information.....................................................................       21

   Item 6. Exhibits and Reports on Form 8-K......................................................       21

Signature........................................................................................       22

Certifications...................................................................................       23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)

                                                                                          March 31,            December 31,
                                                                                            2003                   2002
                                                                                            ----                   ----
                                     Assets

Cash                                                                                    $   1,612,029          $  1,298,481
Interest-bearing deposits                                                                   7,285,006            18,676,709
Federal funds sold                                                                          4,040,000             9,975,000
                                                                                        -------------          ------------
         Total cash and cash equivalents                                                   12,937,035            29,950,190
Certificates of deposit                                                                       594,000                     -
Investment securities:
   Available for sale, at fair value (cost of $900,000 at                                     897,750               899,863
      March 31, 2003 and December 31, 2002, respectively)
   Held to maturity, at cost (fair value of $48,432,831 and $38,524,739 at                 49,962,962            37,551,853
      March 31, 2003 and December 31, 2002, respectively)
   Trading securities, at fair value                                                          410,241               352,551
Nonmarketable securities                                                                    3,637,800             3,502,400
Mortgage-backed securities:
   Held to maturity, at cost (fair value of $4,963,659 and $3,378,408 at                    4,855,032             3,240,925
      March 31, 2003 and December 31, 2002, respectively)
Loans receivable, net of allowance for loan loss ($572,237 and $575,234 at                 33,965,493            35,633,544
      March 31, 2003 and December 31, 2002, respectively)
Accrued interest receivable                                                                   483,358               756,248
Office property and equipment, net                                                          1,371,913             1,404,783
Bank owned life insurance                                                                   2,410,037                     -
Other assets                                                                                  486,834               556,732
                                                                                        -------------          ------------
                                                                                        $ 112,012,455          $113,849,089
                                                                                        =============          ============
                      Liabilities and Stockholders' Equity

Liabilities:
   Deposits
        Non-interest bearing                                                            $   5,244,060          $  5,149,295
        Interest bearing                                                                   87,811,379            89,698,414
   FHLB advances                                                                            5,000,000             5,000,000
   Accrued interest payable                                                                    49,425                53,204
   Advance payments by borrowers for taxes and insurance                                      291,339               162,860
   Accrued expenses and other liabilities                                                      54,825                75,353
                                                                                        -------------          ------------
         Total liabilities                                                                 98,451,028           100,139,126
                                                                                        -------------          ------------

Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized, 2,182,125
    shares issued                                                                              21,821                21,821
   Additional paid-in capital                                                              21,127,646            21,137,443
   Retained earnings, partially restricted                                                 16,197,602            16,221,066
   Accumulated other comprehensive (loss)                                                      (1,395)                  (85)
   Unearned ESOP                                                                           (1,383,740)           (1,392,620)
   Treasury stock, at cost: 1,288,804 and 1,285,557 shares at
      March 31, 2003 and December 31, 2002, respectively                                  (22,400,507)          (22,277,662)
                                                                                        -------------          ------------
         Total stockholders' equity                                                        13,561,427            13,709,963
                                                                                        -------------          ------------
                                                                                        $ 112,012,455          $113,849,089
                                                                                        =============          ============

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                  ------------------
                                                                                                       March 31,
                                                                                                       ---------
                                                                                              2003                  2002
                                                                                              ----                  ----
Interest income:
         Loans receivable                                                                  $  624,806            $  761,205
         Investment securities - taxable                                                      403,659               440,126
         Investment securities - tax exempt                                                    78,516                95,932
         Mortgage-backed securities                                                            45,643                91,012
         Interest-bearing deposits and federal funds sold                                      58,122                68,337
                                                                                           ----------            ----------
                  Total interest income                                                     1,210,746             1,456,612
                                                                                           ----------            ----------
Interest expense:
         Savings deposits                                                                     483,658               592,166
         FHLB advances and other borrowings                                                    60,000                60,000
                                                                                           ----------            ----------
                  Total interest expense                                                      543,658               652,166
                                                                                           ----------            ----------
                  Net interest income                                                         667,088               804,446
Provision for loan losses                                                                           -                     -
                                                                                           ----------            ----------
         Net interest income after provision for loan losses                                  667,088               804,446
                                                                                           ----------            ----------
Noninterest income:
         Late charges, deposit account fees, and other fees                                    44,133                49,084
         Unrealized (loss) on trading securities                                              (60,220)                    -
         Gain on sale of securities, net                                                       22,656                11,422
         Other                                                                                 20,960                 8,592
                                                                                           ----------            ----------
                  Total noninterest income                                                     27,529                69,098
                                                                                           ----------            ----------
Noninterest expense:
         Compensation and employee benefits                                                   248,839               317,992
         Occupancy                                                                             75,190                72,643
         Data processing                                                                       35,948                40,256
         Professional fees                                                                     54,936                50,567
         Advertising                                                                           11,313                11,528
         Federal deposit insurance premiums                                                     4,216                 4,458
         Other                                                                                 85,190                77,536
                                                                                           ----------            ----------
                  Total noninterest expense                                                   515,632               574,980
                                                                                           ----------            ----------
                  Income before income tax expense                                            178,985               298,564
Income tax expense                                                                             56,757                51,550
                                                                                           ----------            ----------
                  Net income                                                               $  122,228            $  247,014
                                                                                           ==========            ==========

Earnings per common share - basic                                                          $      .16            $      .30
                                                                                           ==========            ==========
Earnings per common share - diluted                                                        $      .15            $      .28
                                                                                           ==========            ==========

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 2003
                                   (Unaudited)

                                                                                          Retained        Accumulated
                                                 Common stock           Additional        earnings,          other
                                            ----------------------       paid-in        substantially    comprehensive
                                              Shares       Amount        capital         restricted          (loss)
                                            ---------    ---------     ------------     -------------    -------------
Balance, December 31, 2002                  2,182,125    $  21,821     $ 21,137,443     $  16,221,066      $     (85)

Net income                                          -            -                -           122,228              -

Purchase of treasury stock                          -            -                -                 -              -

Stock options exercised                             -            -                -            (9,547)             -

Amortization of restricted stock awards             -            -          (19,555)                -              -

Amortization of ESOP awards                         -            -            9,758                 -              -

Dividends on common stock
    at $.18 per share                               -            -                -          (136,145)             -

Change in accumulated other
    comprehensive loss                              -            -                -                 -         (1,310)
                                            ---------    ---------     ------------     -------------      ---------

Balance, March 31, 2003                     2,182,125    $  21,821     $ 21,127,646     $  16,197,602      $  (1,395)
                                            =========    =========     ============     =============      =========

                                                                Treasury Stock              Total
                                              Unearned      ------------------------     Stockholders'
                                                ESOP          Shares       Amount           equity
                                           ------------     ---------   ------------     -------------
Balance, December 31, 2002                 $ (1,392,620)    1,285,557   $(22,277,662)    $ 13,709,963

Net income                                            -             -              -          122,228

Purchase of treasury stock                            -        14,158       (285,146)        (285,146)

Stock options exercised                               -       (10,911)       162,301          152,754

Amortization of restricted stock awards               -             -              -          (19,555)

Amortization of ESOP awards                       8,880             -              -           18,638

Dividends on common stock
    at $.18 per share                                 -             -              -         (136,145)

Change in accumulated other
 comprehensive loss                                   -             -              -           (1,310)
                                           ------------     ---------   ------------     ------------

Balance, March 31, 2003                    $ (1,383,740)    1,288,804   $(22,400,507)    $ 13,561,427
                                           ============     =========   ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                           March 31,             March 31,
                                                                                             2003                  2002
                                                                                             ----                  ----
Cash flows from operating activities:
  Net income                                                                             $    122,228          $    247,014
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Office properties and equipment                                                        32,870                20,428
        Deferred fees, discounts, and premiums                                                (72,140)               19,474
        Amortization of stock plans                                                              (917)               68,321
      Provisions for deferred taxes                                                                 -                (7,583)
      Increase in accrued interest receivable                                                 272,890                32,051
      Decrease in accrued interest payable                                                     (3,779)               (8,784)
      Purchase of trading securities                                                         (194,455)                    -
      Proceeds from sale of trading securities                                                 79,919                     -
      Unrealized loss on trading securities                                                    60,220                     -
      (Gain) on sale of securities, net                                                       (22,656)              (11,422)
      FHLB stock dividends                                                                    (85,800)              (42,600)
      Net change in other assets and other liabilities                                         40,137               (30,544)
                                                                                         ------------          ------------
        Net cash provided by operating activities                                             228,517               286,355
                                                                                         ------------          ------------
Cash flows from investing activities:
  Investment securities:
   Available -for-sale:
       Proceeds from sales                                                                          -             1,667,527
   Held-to-maturity:
       Purchases                                                                          (29,220,000)          (11,285,000)
       Proceeds from sales                                                                  1,519,282                     -
       Proceeds from maturities and paydowns                                               15,320,000             6,082,000
  Mortgage-backed securities:
   Available-for-sale:
       Proceeds from sales                                                                          -               435,101
       Proceeds from maturities and paydowns                                                        -                69,383
   Held-to-maturity:
       Purchases                                                                           (2,000,000)                    -
       Proceeds from maturities and paydowns                                                  446,897             1,393,530
Principal repayments on loans                                                               2,897,548             3,827,848
Origination of loans                                                                       (1,229,471)           (1,030,556)
Purchase of certificates of deposit                                                          (594,000)           (6,000,000)
Purchase of FHLB stock                                                                        (49,600)                    -
Purchase of bank owned life insurance                                                      (2,400,000)                    -
                                                                                         ------------          ------------
        Net cash provided by investing activities                                         (15,309,344)           (4,840,167)
                                                                                         ------------          ------------
Cash flows from financing activities:
  Increase (decrease) in savings deposits                                                  (1,792,270)             (258,760)
  Proceeds from FHLB advances                                                                       -                     -
  Increase in advance payments by borrowers for taxes and insurance                           128,479               141,930
  Purchase of treasury stock                                                                 (285,146)                    -
  Exercise of stock options                                                                   152,754                24,444
 Dividends paid                                                                              (136,145)             (125,656)
                                                                                         ------------          ------------
        Net cash (used in) financing activities                                            (1,932,328)             (218,042)
                                                                                         ------------          ------------
        Net decrease in cash and cash equivalents                                         (17,013,155)           (4,771,854)
Cash and cash equivalents, beginning of period                                             29,950,190            21,018,082
                                                                                         ------------          -----------
Cash and cash equivalents, end of period                                                 $ 12,937,035          $ 16,246,228
                                                                                         ============          ============

                     CHESTER BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2003 and 2002
                                   (Continued)

                                                                                           March 31,             March 31,
                                                                                             2003                  2002
                                                                                             ----                  ----
Supplemental information:
  Interest paid                                                                          $    547,437          $    660,950
  Income taxes paid                                                                               883                 6,075
Noncash investing and financing activities:
  Loans transferred to real estate acquired by foreclosure                                          -                39,232
  Interest credited to savings deposits                                                       331,958               400,810

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                     ---------
                                               2003             2002
                                               ----             ----
Net income                                  $ 122,228         $ 247,014

Other comprehensive income, net of tax
  Unrealized holding gain(loss) on
    securities available for sale           $  10,645         $  17,150

Less adjustment for realized gains
    included in net income                  $ (11,955)        $  (7,082)
                                            ---------         ---------

    Total other comprehensive income(loss)  $  (1,310)        $  10,068
                                            ---------         ---------
Comprehensive income                        $ 120,918         $ 257,082
                                            =========         =========

     See accompanying notes to unaudited consolidated financial statements.

                     CHESTER BANCORP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(1)      Basis of Presentation

         The unaudited consolidated financial statements include the accounts of Chester Bancorp, Inc. and its wholly owned subsidiaries, Chester National Bank and Chester National Bank of Missouri. Significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the consolidated financial statements as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002.

         Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The Company has not included disclosures regarding specific segments since management makes operating decisions and assesses performance based on the Company as a whole.

(2)      Earnings Per Share (EPS)

         Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Shares acquired by the ESOP are held in trust but were not considered in the weighted average shares outstanding until the shares were committed for allocation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

         The computation of EPS for the three months ended March 31, 2003 and 2002 follows:

                                                               Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                          2003                    2002
                                                          ----                    ----
Net income available to common stockholders            $  122,228             $  247,014
                                                       ==========             ==========
Basic potential common shares:
  Weighted average shares outstanding                     896,218                977,783
  Weighted average ESOP shares unallocated               (138,018)              (140,810)
                                                       ----------             ----------
Basic average shares outstanding                          758,200                836,973
                                                       ----------             ----------
Diluted potential common shares:
  Average stock option equivalents                         73,253                 60,186
                                                       ----------             ----------
Diluted average shares outstanding                        831,453                897,159
                                                       ----------             ----------
Basic earnings per share                               $     0.16             $     0.30
                                                       ==========             ==========
Diluted earnings per share                             $     0.15             $     0.28
                                                       ==========             ==========

(3)      Employee Stock Ownership Plan (ESOP)

         During 1996, the Company established a tax-qualified ESOP. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the ESOP purchased 174,570 shares of the Company's common stock at a subscription price of $10.00 per share using funds loaned by the Company. All shares are held in a suspense account for allocation among the participants as the loan is repaid with level principal payments over the term of the loan. On October 15, 2002, the Board of Directors approved an amendment to the ESOP which extended the maturity of the loan to 40 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $18,638 and $26,772 for the three months ended March 31, 2003 and 2002, respectively.

         The ESOP shares as of March 31, 2003 are as follows:

Allocated shares                                                35,308
Committed to be released shares                                    888
Unreleased shares                                              138,374
                                                            ----------
    Total ESOP shares                                          174,570
                                                            ==========
Fair value of unreleased shares                             $2,905,854
                                                            ==========

(4)      Restricted Stock Awards

         On April 4, 1997, the Company adopted the 1997 Management Recognition and Development Plan. The plan provides that 82,921 common shares can be issued to directors and employees in key management positions to encourage such directors and key employees to remain with the Company. Interest in the plan for each participant vests in five equal installments beginning April 4, 1998. The adoption of the plan has been recorded in the consolidated financial statements through a $1,160,894 credit to additional paid-in capital with a corresponding charge to a contra equity account for restricted shares. The contra equity account is amortized to compensation expense over the vesting period with forfeitures accounted for in the period in which they occur. Compensation expense was ($19,555) and $41,549 for the three months ended March 31, 2003 and 2002, respectively.

(5)      Stock Option Plan

         On April 4, 1997, the Company adopted the 1997 Stock Option Plan. The plan provides for the granting of options for a maximum of 218,212 shares of common stock to directors, key officers and employees. The options vest in five equal installments beginning on the first anniversary of the grant date of the options.

         On April 4, 2000, the Company adopted the 2000 Stock Option Plan. The plan provides for the granting of options for a maximum of 50,000 shares of common stock to directors, key officers and employees. The options vest in five equal installments beginning on the first anniversary of the grant date of the options.

         As permitted under accounting principles generally accepted in the United States of America, grants of options under the plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Because options granted under the plans had an exercise price equal to market value of the underlying common stock on the date of the grant, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

         For purposes of pro forma disclosures the estimated fair value of the stock options is amortized to expense over the vesting period. The pro forma effects on net income for the quarter ended March 31, 2003 and 2002, based on options granted from 1997 to 2001 are as follows:

                                                              March 31,         March 31,
                                                                2003              2002
                                                                ----              ----
Net income, as reported                                       $ 122,228         $ 247,014
Deduct total stock-based compensation expense determined
  under the fair value method for all awards, net of related
  tax effects                                                    (8,619)          (32,881)
                                                              ---------         ---------
Pro forma net income                                          $ 113,609         $ 214,133
                                                              =========         =========
Earnings per shares:
  Basic:
     As reported                                              $    0.16         $    0.30
     Pro forma                                                $    0.15         $    0.26
  Diluted:
     As reported                                              $    0.15         $    0.28
     Pro forma                                                $    0.14         $    0.24

(6)  Outstanding Commitments

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers in the way of commitments to extend credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. The Company has not issued any standby letters of credit. A summary of the Company's commitments is as follows:

                                                                                         Range of Rates
                                    Variable Rate      Fixed Rate           Total        on Fixed Rate
Commitments to extend credit         Commitments       Commitments       Commitments      Commitments
-------------------------------------------------------------------------------------------------------
March 31, 2003                       $  865,678        $ 4,045,673       $ 4,911,351     5.00% - 12.9%

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Credit card commitments are unsecured.

         Substantially all of the Company's loans are to borrowers located in Randolph, Jackson, Williamson and Perry counties in Illinois and Perry and Cape Girardeau counties in Missouri.

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

FINANCIAL CONDITION

                  ASSETS. The Company's total assets decreased by $1.8 million, or 1.6%, to $112.0 million at March 31, 2003 from $113.8 million at December 31, 2002. Although the deposit base remained stable during the first quarter, the mix of interest earning assets was realigned in an effort to improve net interest income.

                  Loans receivable deceased $1.7 million, or 4.7%, to $34.0 million at March 31, 2003 from $35.6 million at December 31, 2002. The decrease in loans receivable resulted from a combined impact of decreased loan origination volume and an increase in principal repayments on loans receivable. During this period of record low interest rates and economic instability, management has decided to continue to focus on originating high quality loans. Management has also decided not to aggressively compete on rate terms with other lenders in the Banks' market area. As a result, the Company has experienced some constriction in the loan portfolio.

                  Mortgage-backed securities at March 31, 2003 were $4.9 million compared to $3.2 million at December 31, 2002, an increase of $1.6 million or 49.8%. Investment securities, including nonmarketable equity securities and trading securities, decreased $12.6 million, or 29.8%, to $54.9 million at March 31,

2003, from $42.3 million at December 31, 2002. As a function of management's plan to re-align the mix of interest earning assets, proceeds from maturities, calls and sales of investment securities and mortgage-backed securities, along with principal repayments on loans and mortgage-backed securities, were re-invested in short-term, callable investment securities and short-term interest-bearing deposits.

                  Cash and cash equivalents and certificates of deposits decreased $16.4 million, or 54.8%, to $13.5 million at March 31, 2003 from $30.0 million at December 31, 2002, as a direct result of the re-alignment of interest earning assets. In addition, excess deposits in interest bearing accounts and federal funds sold were invested in higher yielding certificates of deposits and short-term, callable investment securities.

                  LIABILITIES. Savings deposits decreased $1.8 million, or 1.9%, during the three months ended March 31, 2003. Borrowed money was $5.0 million at March 31, 2003 and December 31, 2002.

                  Over the last several years, the Company has maintained a deposit relationship with Gilster-Mary Lee Corporation, (Gilster-Mary Lee), a food manufacturing and packaging company headquartered in Chester, Illinois. The Chairman of the Board of the Company is also the Executive Vice President, Treasurer and Secretary of Gilster-Mary Lee. That relationship has provided as much as $25 million in funds on deposit, typically with short terms. At March 31, 2003 and December 31, 2002, the balance of funds on deposit with the Company was $27.2 million, and $27.7 million, respectively.

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

                  NET INCOME. The Company's net income for the three months ended March 31, 2003 was $122,000 compared to $247,000 for the three months ended March 31, 2002. The $125,000 decrease in net income for the three months ended March 31, 2003 was the result of a decline in all significant areas of income and related expenses.

                  NET INTEREST INCOME. Net interest income totaled $667,000 for the three months ended March 31, 2003 compared to $804,000 for the three months ended March 31, 2002. The $137,000, or 17.1%, decrease in net interest income was the result of a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities of 107.4% for the three months ended March 31, 2003 compared to 111.9% for the three months ended March 31, 2002. The decrease was further impacted by a decrease in the Company's interest rate spread to 2.49% for the three months ended March 31, 2003 from 2.89% for the three months ended March 31, 2002.

                  INTEREST INCOME. Interest income on loans receivable decreased $136,000, or 17.9%, for the three months ended March 31, 2003. The decrease in interest income on loans receivable was the result of a $4.6 million, or 11.7%, decrease in the average balance of loans receivable, coupled with a decline in the average yield on loans receivable to 7.18% for the three months ended March 31, 2003 from 7.72% for the three months ended March 31, 2002.

                  Interest income on mortgage-backed securities decreased $45,000, or 49.8%, for the three months ended March 31, 2003. The decrease in interest income on mortgage-backed securities for the three months ended March 31, 2003 was the result of a $3.1 million, or 50.3%, decrease in the average balance of mortgage-backed securities. Management invested the funds received from the repayments of mortgage-backed securities into short-term, interest-bearing deposits.

                  Interest earned on investment securities was $482,000 for the three months ended March 31, 2003, compared to $536,000 for the three months ended March 31, 2002. The $54,000, or 10.1% decrease in interest income on investment securities was the result of a decrease in the average tax equivalent yield on investment securities to 4.46% for the three months ended March 31, 2003 from 5.67% for the three months ended March 31, 2002.

                  Interest income on interest-bearing deposits decreased $10,000, or 14.9%, during the three months ended March 31, 2003. The decrease primarily resulted from a decrease in the average yield on interest-bearing deposits to 1.06% for the three months ended March 31, 2003 from 1.39% for the three months ended March 31, 2002, positively offset by a $2.2 million, or 11.4%, increase in the average balance of interest-bearing deposits.

                  INTEREST EXPENSE. Interest expense on savings deposits decreased $108,000, or 18.3%, to $484,000 for the three months ended March 31, 2003 from $592,000 for the three months ended March 31, 2002. The decrease in interest expense was the result of a decrease in the average cost of deposits to 2.07% for the three months ended March 31, 2003 from 2.64% for the three months ended March 31, 2002.

                  Interest expense on borrowed money remained constant at $60,000 for the three months ended March 31, 2003 and 2002, respectively. The average balance on borrowed money was $5.0 million for both the three month periods ended March 31, 2003 and 2002.

                  CRITICAL ACCOUNTING POLICIES. The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions and conditions. The Company believes that is has one critical accounting policy, allowance for loan losses, that is subject to estimates and judgments used in the preparation of its consolidated financial statements.

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

                  During the quarters ended March 31, 2003 and 2002, the provision for loan losses was zero as no significant problem loans were identified and the allowance for loan losses was deemed by management to be adequate.

                  The Company's allowance for loan losses was $572,000, or 1.7%, of loans outstanding at March 31, 2003 compared to $575,000, or 1.6%, of loans outstanding at December 31, 2002. The Company's level of net loans charged-off during the three months ended March 31, 2003 was $3,000, which represents a minimal percentage of average loans outstanding. Based on current levels of the allowance for loan losses in relation to loans receivable and delinquent loans, management's continued effort to favorably resolve problem loan situations, and the low level of charge-offs in recent years, management believes the allowance is adequate at March 31, 2003. At March 31, 2003, loans 90 days or more delinquent totaled $85,000, or .25% of net loans receivable, compared to $54,000, or .15% of net loans receivable at December 31, 2002, and $83,000, or ..22% of net loans receivable at March 31, 2002.

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

                  NONINTEREST INCOME. Noninterest income was $28,000 for the three months ended March 31, 2003, compared to $69,000 for the three months ended March 31, 2002. During the three months ended March 31, 2003, the Company realized a $23,000 net gain on the sale of investment securities, compared to a $11,000 net gain realized on the sale of investment securities during the comparable three month period ended March 31, 2002. The Company had an unrealized loss on trading securities of $60,000 for the three months ended March 31, 2003, whereas the Company had no unrealized loss or gain for the comparable three months ended March 31, 2002. During the three months ended March 31, 2003, the Company had a $12,000 increase in other noninterest income. The majority of the increase was due to the Company investing $2.4 million into single premium Bank Owned Life Insurance ("BOLI"). The purpose of this transaction was to finance the Company's existing medical insurance benefit liabilities. BOLI provides a long-term asset to offset long-term benefit liabilities, while generating competitive investment yields with superior credit quality. BOLI generates positive economic returns. Increases to cash value are tax-deferred and death benefit proceeds received by the Company are income tax free. The Company discloses the cash surrender value "asset" as a separate line item and the increase in the cash value will be recorded within the "other" noninterest income category monthly.

                  NONINTEREST EXPENSE. Noninterest expense decreased $59,000, or 10.3%, for the three months ended March 31, 2003. The decrease in noninterest expense for the three months ended March 31, 2003 resulted from a $69,000 decrease in compensation expense and a $4,000 decrease in data processing fees, partially offset by a $4,000 increase in professional fees and a $8,000 increase in other expense. The decrease in compensation expense for the three months ended March 31, 2003 was primarily the result of the Management Retention Plan
(MRP). The MRP expense was ($19,555) for the three months ending March 31, 2003 compared to $42,000 for the comparable three months ended March 31, 2002. Compensation expense was further decreased by a one-time benefit of $11,000 from the Company's group insurance carrier. The insurance carrier converted from a mutual to stock institution, which resulted in members receiving proceeds from the stock distribution during January and February, 2003.

                  INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2003 was $57,000 compared to $52,000 for the three months ended March 31, 2002. The Company's effective tax rate for the three months ended March 31, 2003 was 31.7%, compared to 17.3% for the three months ended March 31, 2002. The effective tax rate for each period was below the statutory rate of 34% due to the Company's investment in tax-exempt securities. The Company recorded an adjustment of $26,000 to income tax expense during the first quarter 2002. This adjustment was the result of a reevaluation of estimated tax expense in conjunction with the year-end tax return. Before the effect of this transaction, the effective tax rate for the three month period ending March 31, 2002 would have been 26.0%.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary sources of funds consist of deposits, federal funds purchased, FHLB advances, repayments and prepayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit base. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest in other interest-bearing assets, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the remainder of 2003.

                  A major portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At March 31, 2003, cash and cash equivalents, including certificates of deposits, totaled $13.5 million.

                  The primary investing activities of the Company include origination of loans and purchase of mortgage-backed securities and investment securities. During the three months ended March 31, 2003, purchases of investment securities and mortgaged-backed securities totaled $31.2 million while loan originations totaled $1.2 million. These investments were funded primarily from loan and mortgage-backed security repayments of $3.3 million and investment securities and sales, calls and maturities of $16.8 million.

                  Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company believes that it could borrow by purchasing federal funds or borrow funds from the Federal Home Loan Bank (FHLB). At March 31, 2003, the Company had $5.0 million in outstanding advances from the FHLB.

                  At March 31, 2003, the Company exceeded all of its regulatory capital requirements. The Company and the Company's subsidiary banks actual and required capital amounts and ratios as of March 31, 2003 are as follows:

                                                                                                For capital
                                                                       Actual                adequacy purposes
                                                             -------------------------------------------------
(Dollars in thousands)                                        Amount          Ratio        Amount       Ratio
--------------------------------------------------------------------------------------------------------------
Total capital
    (to risk-weighted assets):
        Company                                              $ 14,080         34.0%         3,313       8.00%
        Chester National Bank                                $ 10,087         27.6%         2,924       8.00%
        Chester National Bank of Missouri                    $  2,752         59.1%           373       8.00%
Tier 1 capital
    (to risk-weighted assets):
       Company                                               $ 13,564         32.8%         1,656       4.00%
       Chester National Bank                                 $  9,630         26.3%         1,462       4.00%
       Chester National Bank of Missouri                     $  2,693         57.8%           186       4.00%
Tier 1 capital
    (to average assets):
       Company                                               $ 13,564         12.0%         4,507       4.00%
       Chester National Bank                                 $  9,630          9.4%         4,079       4.00%
       Chester National Bank of Missouri                     $  2,693         28.7%           376       4.00%

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

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                                      At March 31,         At December 31,
                                                                      ------------         ---------------
                                                                          2003                  2002
                                                                          ----                  ----
                                                                            (Dollars in Thousands)
                                                                      ------------------------------------
Non-performing loans:
Loans accounted for on a non-accrual basis:
Real estate
         Residential real estate                                      $     79              $      46
         Commercial                                                         --                     --
         Consumer                                                            6                      8
                                                                      --------              ---------
               Total                                                        85                     54
                                                                      --------              ---------

Accruing loans which are contractually past due 90 days or more:
         Residential real estate                                            --                     --
         Commercial                                                         --                     --
         Consumer                                                           --                     --
                                                                      --------              ---------
                Total                                                       --                     --
                                                                      --------              ---------
Total non-performing loans                                                  85                     54

Real estate acquired by foreclosure, net                                    20                     20
                                                                      --------              ---------
         Total non-performing assets                                  $    105              $      74
                                                                      ========              =========

         Total non-performing loans to net loans                          0.25%                  0.15%
                                                                      ========              =========
         Total allowance for loan losses to
             non-performing loans                                       670.94%              1,072.50%
                                                                      ========              =========
         Total non-performing assets to total assets                      0.09%                  0.06%
                                                                      ========              =========

                                                        Chester Bancorp, Inc., and Subsidiaries
                                                             Three Months Ended March 31,
-----------------------------------------------------------------------------------------------------
                                                                       2003
                                          -----------------------------------------------------------
                                                                                         Average
                                                 Average                                  Yield/
                                                 Balance               Interest            Cost
                                          --------------------    ----------------   ----------------
                                                             (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                   $             34,810    $            625               7.18%
  Investments, net  (1)                                 46,110                 514               4.46%
  Mortgage-backed securities, net                        3,109                  46               5.92%
  Interest-bearing deposits                             21,862                  58               1.06%
                                          --------------------    ----------------   ----------------
    Total interest-earning assets                      105,891               1,243               4.70%
                                                                  ----------------   ----------------
Noninterest-earning assets                               5,471
                                          --------------------
    Total assets                          $            111,362
                                          ====================
Interest-bearing liabilities:
  Deposits                                $             93,585                 484               2.07%
  Federal funds purchased                                    0                   0               0.00%
  Other borrowings                                           0                   0               0.00%
  FHLB advances                                          5,000                  60               4.80%
                                          --------------------    ----------------   ----------------
    Total interest-bearing liabilities                  98,585                 544               2.21%
                                                                  ----------------   ----------------
Noninterest-bearing liabilities                            564
                                          --------------------
    Total liabilities                                   99,149
Retained earnings                                       12,213
                                          --------------------
    Total liabilities and retained
       earnings                           $            111,362
                                          ====================
Net interest income                                               $            699
                                                                  ================
Interest rate spread                                                                             2.49%
                                                                                     ================
Net interest margin                                                                              2.64%
                                                                                     ================
Ratio of average interest-earning
assets
  To average interest-bearing
  liabilities                                                                                  107.41%
                                                                                     ================

                                                     Chester Bancorp, Inc., and Subsidiaries
                                                           Three Months Ended March 31,
-----------------------------------------------------------------------------------------------------
                                                                        2002
                                          -----------------------------------------------------------
                                                                                          Average
                                                 Average                                  Yield/
                                                 Balance              Interest             Cost
                                          --------------------    ----------------   ----------------
                                                             (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                   $             39,427    $            761               7.72%
  Investments, net  (1)                                 40,576                 575               5.67%
  Mortgage-backed securities, net                        6,256                  91               5.82%
  Interest-bearing deposits                             19,628                  68               1.39%
                                          --------------------    ----------------   ----------------
    Total interest-earning assets                      105,887               1,495               5.65%
                                                                  ----------------   ----------------
Noninterest-earning assets                               4,762
                                          --------------------
    Total assets                          $            110,649
                                          ====================
Interest-bearing liabilities:
  Deposits                                $             89,659                 592               2.64%
  Federal funds purchased                                    0                   0               0.00%
  Other borrowings                                           0                   0               0.00%
  FHLB advances                                          5,000                  60               4.80%
                                          --------------------    ----------------   ----------------
    Total interest-bearing liabilities                  94,659                 652               2.76%
                                                                  ----------------   ----------------
Noninterest-bearing liabilities                            967
                                          --------------------
    Total liabilities                                   95,626
Retained earnings                                       15,023
                                          --------------------
    Total liabilities and retained
       earnings                           $            110,649
                                          ====================
Net interest income                                               $            843
                                                                  ================
Interest rate spread                                                                             2.89%
                                                                                     ================
Net interest margin                                                                              3.18%
                                                                                     ================
Ratio of average interest-earning
assets
  To average interest-bearing
  liabilities                                                                                  111.86%
                                                                                     ================

(1) Tax exempt state and municipal securities are presented on a tax equivalent basis.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         There has been no material change to the market risk position of the Company from the end of the last fiscal year on December 31, 2002.

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

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         On March 7, 2003, the Company solicited proxies for the annual meting of stockholders of the Company held on April 11, 2003. The only matter submitted to, and approved by, stockholders is listed below, as is a tabulation of voting

(1) The following persons nominated as Directors were re-elected:

John R. Beck MD       For 741,034      Against 0       Abstain 3,600
James C. McDonald     For 741,034      Against 0       Abstain 3,600

Other directors continuing in office are as follows: Michael W. Welge, Edward K. Collins, Thomas E. Welch, Jr. and Carl Welge.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         A. Exhibits

EXHIBIT NO.                                                 DESCRIPTION
-----------                                                 -----------
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

                                  Chester Bancorp, Inc.

                                  By: /s/ Michael W. Welge
                                      ------------------------------------------
                                      Michael W. Welge
                                      Chairman of the Board, President and Chief
                                             Financial Officer

                                  By: /s/ Edward K. Collins
                                      ------------------------------------------
                                      Edward K. Collins
                                      Chief Executive Officer

Dated:  May 12, 2003

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

May 12, 2003                                       /s/ Edward K. Collins
                                                   ---------------------
                                                   Edward K. Collins
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

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

May 12, 2003                                /s/ Michael W. Welge
                                            --------------------------
                                            Michael W. Welge
                                            Chairman of the Board, President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)